Form 10-Q
period 2021-06-30
Osiris Acquisition Corp.
filed 2021-08-12
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40402

OSIRIS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3636928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 5th Avenue, 6th Floor New York, NY 10003
(Address of principal executive offices)

(646) 993-4635
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one public warrant	OSI.U	New York Stock Exchange
Shares of Class A common stock included as part of the units	OSI	New York Stock Exchange
Warrants included as part of the units	OSI WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of August 12, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSIRIS ACQUISITION CORP.

CONDESNED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$676,006	$25,000
Prepaid expenses	636,439	—
Total current assets	1,312,445	25,000

Deferred offering costs	—	120,000

Investments held in Trust Account	230,001,950	—

Total assets	$231,314,395	$145,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$222,572	$—
Accrued offering costs	431,000	120,000
Advances from related party	—	2,069
Total current liabilities	653,572	122,069

Deferred underwriting compensation	8,050,000	—
Warrant Liability	15,055,535	—
Total liabilities	23,759,107	122,069

Commitments and contingencies (Note 6):
Class A common stock subject to possible redemption (20,255,528 and 0 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively)	202,555,280	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, 2,744,472 and 0 shares issued and outstanding (excluding and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	274	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	5,531,545	24,425
Accumulated deficit	(532,386)	(2,069)
Total stockholders’ equity	5,000,008	22,931
Total liabilities and stockholders’ equity	$231,314,395	$145,000

(1)

Share amounts as of December 31, 2020 have been retroactively restated to reflect the forfeiture of 862,500 shares in July 2021 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
REVENUE	$—	$—

EXPENSES
Administrative fee – related party	15,000	15,000
General and administrative	276,526	281,159
TOTAL EXPENSES	291,526	296,159

OTHER INCOME (EXPENSES)
Investment income from Trust Account	1,950	1,950
Transaction costs associated with warrant liabilities	(591,948)	(591,948)
Change in fair value of derivative warrants	355,840	355,840
TOTAL OTHER INCOME (EXPENSES) - NET	(234,158)	(234,158)

Net loss attributable to common shares	$(525,684)	$(530,317)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	23,000,000
Basic and diluted net loss per share of Class A common stock	$0.00	$0.00

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share of Class B common stock	$(0.09)	$(0.09)

(1)

This number excludes 862,500 common shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were forfeited in July 2021 and share amounts are retroactively adjusted in the above EPS calculation as if it occurred since inception.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,339	$(2,069)	$22,931

Net loss	—	—	—	—	—	(4,633)	(4,633)

Balance as of March 31, 2021	—	—	5,750,000	575	24,339	(6,702)	18,298

Sale of Units in Public Offering, less fair value of public warrants, net of offering costs	23,000,000	2,300	—	—	207,101,217	—	207,103,517

Excess of proceeds received over fair value of private warrant liabilities	—	—	—	—	959,157	—	959,157

Change in Class A common stock subject to possible redemption	(20,255,528)	(2,026)	—	—	(202,553,254)	—	(202,555,280)

Net loss	—	—	—	—	—	(525,684)	(525,684)

Balance as of June 30, 2021	2,744,472	$274	5,750,000	$575	$5,531,545	$(532,386)	$5,000,008

(1)

Share amounts as of December 31, 2020 have been retroactively restated to reflect the forfeiture of 862,500 shares in July 2021 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows From Operating Activities:
Net loss	$(530,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(1,950)
Transaction costs associated with warrant liabilities	591,948
Gain on change in fair value of derivative liabilities	(355,840)
Changes in operating assets and liabilities:
Prepaid expenses	(636,439)
Accrued offering costs	431,000
Accounts payable and accrued expenses	220,503
Net Cash Used In Operating Activities	(281,095)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(230,000,000)
Net Cash Used In Investing Activities	(230,000,000)

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	224,332,101
Sale of Private Placement Warrants to Sponsor	6,600,000
Net Cash Provided By Financing Activities	230,932,101

Net change in cash and cash equivalents	651,006

Cash and cash equivalents at beginning of period	25,000

Cash and cash equivalents at end of period	$676,006

Supplemental disclosure of non-cash financing activities:

Initial classification of Class A common shares subject to possible redemption	$202,489,020
Change in value of Class A common shares subject to possible redemption	$66,260
Initial classification of fair value of Public warrants	$9,770,532
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$8,050,000

See accompanying notes to the condensed financial statements.

OSIRIS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Osiris Acquisition Corp. (the “Company”) was incorporated in Delaware on October 22, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 15, 2021. On May 18, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $230,000,000, which is described in Note 3.

Sponsor and Public Offering

The Company’s sponsor is Osiris Sponsor, LLC., a Delaware limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $230,000,000 initial public offering of Units (as defined in Note 3 below) and the $6,600,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $230,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

As of June 30, 2021, transaction costs amounted to $13,717,889 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), and Initial Public Offering costs. Of these costs which were charged to additional paid-in capital upon completion of the Public Offering, $591,948 were allocated to the Public Warrants and Private Warrants and were included in the statement of operations as incurred. Cash of $676,006 was held outside of the Trust Account on June 30, 2021 and is available for working capital purposes. As described in Note 5, the $8,050,000 deferred underwriting commission is contingent upon the consummation of a Business Combination by May 18, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 6,600,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor.

Trust Account

Following the closing of the Initial Public Offering on May 18, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the

Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company will have 24 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Articles of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange

Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering as well as access to funds from pursuant to a commitment letter from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statement is issued and therefore substantial doubt has been alleviated.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-254997) (the “Registration Statement”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2021 and its results of operations and cash flows for the three and six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021 or any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash held in Trust Account

At June 30, 2021, the Company had $230 million in cash held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $475,951 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $12,650,000, were charged to additional paid-in capital upon completion of the Public Offering. In addition, $591,948 of costs were allocated to the Public Warrants and Private Warrants and were included in the condensed statements of operations as a component of other income/(expense).

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, the shares of Class A common stock subject to possible redemption in the amount of $202,555,280 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statements of operations include a presentation of net loss per share for common shares subject to redemption in a manner similar to the two-class method. Net loss per common share, basic and diluted for Class A common shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A common shares outstanding for the period. Net loss per common share, basic and diluted for Class B common shares is calculated by dividing the net loss, less income attributable to Class A common shares, by the weighted average number of Class B common shares outstanding for the period.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.    INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $230,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

NOTE 4.    PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,600,000 Private Placement Warrants (the “Private Placement Units”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,600,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

NOTE 5.    RELATED PARTY TRANSACTIONS

Founder Shares

On December 5, 2020, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In February 2021, the Sponsor surrendered 1,437,500 Founder Shares. The share amounts for the period from October 22, 2020 (inception) through December 31, 2020 have been retroactively restated to account for the surrender. In March 2021, the Sponsor sold 718,750 founder shares to the Company’s president, 300,000 shares to the chairman, 359,375 shares to the lead director and 40,000 founder shares to each of the three other independent directors at a purchase price of $0.003 per share. In May 2021, certain of the Company's initial stockholders, including the Sponsor, forfeited 575,000 Founder Shares to the Company for no consideration, resulting in the initial stockholders, including our Sponsor, owning an aggregate of 6,612,500 Founder Shares. The Founder Shares included an aggregate of up to 862,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). In July 2021, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 862,500 Class B common shares. This forfeiture is retroactively reflected in the accompanying condensed financial statements.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business

Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Proposed Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $15,000 for such expenses under the administrative services agreement for the three and six months ended June 30, 2021.

Promissory Note — Related Party

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Proposed Public Offering. As of June 30, 2021 and December 31, 2020, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the IPO.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. During the period from October 22, 2020 (inception) through June 30, 2021, the related party paid $105,161 of formation costs on behalf of the Company. As of June 30, 2021 and December 31, 2020, the amount due to the Sponsor was $0 and $2,069, respectively, and is included in “Advances from related party” on the condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with a Business Combination may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,450,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. In July 2021, the option to exercise the overallotment expired.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate (or $5,290,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate (or $9,257,500 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with its Sponsor, which provides for the purchase of up to $50,000,000 of units, with each unit consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”) to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination. The amount of forward purchase units to be purchased by the Sponsor under the forward purchase agreement may be increased at our request at any time prior to a Business Combination, but only if agreed to by the Sponsor in its sole discretion.

The forward purchase warrants have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted transferees, and the forward purchase shares is identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights. Any forward purchase warrant held by holders other than the Sponsor or its permitted transferees have the same terms as the warrants included in the Units being sold in the Initial Public Offering.

The Sponsor’s commitment to purchase securities pursuant to the forward purchase agreement is intended to provide the Company with a minimum funding level for a Business Combination. The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-transaction company. Subject to the conditions in the forward purchase agreement, the purchase of the forward purchase securities will be a binding obligation of our sponsor, regardless of whether any shares of Class A common stock are redeemed by the public stockholders in connection with a Business Combination.

The Company classifies the Forward Purchase agreement as a liability, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of June 30, 2021, the fair value of the Forward Purchase Agreement was diminimis. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification.

NOTE 8.    STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock —  The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 23,000,000 shares of the Class A Common Stock issued and outstanding, including 20,255,528 shares of the Class A Common Stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock —  The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. In February 2021, the Sponsor surrendered 1,437,500 Founder Shares. In May 2021, certain of the Company's initial stockholders, including the Sponsor, forfeited 575,000 Founder Shares to the Company for no consideration, resulting in the initial stockholders, including our Sponsor, owning an aggregate of 6,612,500 Founder Shares. The number of shares of Class B common stock outstanding as of June 30, 2021 and December 31, 2020 excludes 862,500 shares of  Class B common stock that were forfeited in July 2021 since the over-allotment option was not exercised by the underwriters. The shares and associated amounts for the six months ended June 30, 2021 and the year ended December 31, 2020 have been retroactively restated to account for the surrender. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, including any Class A common stock to be sold pursuant to a Forward Purchase Agreement, but not any warrants sold pursuant to a Forward Purchase Agreement (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in the Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

NOTE 7.    WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use our reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of Warrants for Cash. Once the warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days' prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Company accounts for the 18,100,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re- measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9.    FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$230,001,950

Liabilities:
Warrant– Private Placement Warrants	3	$5,517,435
Warrant– Public Warrants	3	$9,538,100

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Common Stock subject to possible redemption (temporary equity), Class A Common Stock (permanent equity) and Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants	15,411,375
Change in fair value of derivative liabilities	(355,840)
Balance, June 30, 2021	$15,055,535

During the six months ended June 30, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	May 18, 2021	June 30, 2021
Risk-free interest rate	1.06%	1.03%
Expected life of grants	6.0 years	5.94 years
Expected volatility of underlying stock	10.0 – 18.3%	10.0 – 18.4%
Dividends	0%	0%

As of June 30, 2021 and December 31, 2020, the derivative liability was $15,055,535 and $0, respectively. In addition, for the three months and six ended June 30, 2021, the Company recorded $355,840 as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Warrants, the Company charged to additional paid in capital of $959,157 for the excess of proceeds received over fair value of private warrant liabilities.

NOTE 10.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Osiris Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Osiris Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Registration Statement on Form S-1/A (File No. 333-254997) filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2021 (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination (the “Initial Business Combination”) using cash from the proceeds of the initial public offering (the “Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of the foregoing.

The issuance of additional shares of common stock in connection with an Initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B common stock result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $525,684, which consists of an administrative services fee of $15,000 due to a related party and of operating costs of $276,526 offset by interest income on marketable securities held in the Trust Account of $1,950 and a change in fair value of the derivative warrant liabilities of $355,840. In addition, the Company recorded costs associated with warrant liabilities of $591,948.

For the six months ended June 30, 2021, we had net loss of $530,317, which consists of an administrative services fee of $15,000 due to a related party and of operating costs of $281,159 offset by interest income on marketable securities held in the Trust Account of $1,950 and a change in fair value of the derivative warrant liabilities of $355,840. In addition, the Company recorded costs associated with warrant liabilities of $591,948.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock by the Sponsor and loans from our Sponsor. On May 18, 2021, we consummated the Public Offering of 23,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,600,000.

Following the Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,128,251 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $1,067,891 of other costs.

For the six months ended June 30, 2021, cash used in operating activities was $281,095. For the six months ended June 30, 2021, net loss of $530,317 was affected by interest earned on marketable securities held in the Trust Account of $1,950, a gain in fair value of derivative liabilities of $355,840, costs associated with warrant liabilities of $591,948 and changes in operating assets and liabilities, which used $17,133 of cash from operating activities.

As of June 30, 2021, we had cash and U.S. treasury securities held in the Trust Account of $230,001,950. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021 and December 31, 2020, we had cash of $676,006 and $25,000 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on May 13, 2021 and will continue to incur these fees monthly for up to 24 months until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $8,050,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Shares of Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.”  Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the shares of Class A common stock subject to possible redemption in the amount of $202,653,910, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net income (loss) per share of common stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statements of operations include a presentation of net income (loss) per share for shares of common stock subject to redemption in a manner similar to the two-class method. Net loss per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss, less income attributable to shares of Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18, 2021, we consummated the initial public offering of 23,000,000 Units, each comprising of one share of Class A common stock, $0.0001 par value per share and one-half of one public warrant. The Units sold in the Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Jefferies LLC and B. Riley Securities, Inc. acted as co-bookrunners of the offering.  The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254997). The registration statement was declared effective on May 13, 2021.

Simultaneous with the consummation of the Public Offering, we consummated the private placement of an aggregate of 6,600,000 Private Placement Warrants to our sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,600,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions.

We paid a total of $4,600,000 in underwriting discounts and commissions and approximately $1,000,000 for other costs and expenses related to the Public Offering. In addition, the underwriters agreed to defer up to $8,050,000 in underwriting discounts and commissions.

Of the gross proceeds received from the Public Offering and the sale of the Private Placement Warrants, $230,000,000 was placed in the Trust Account established in connection with the Public Offering.

The Company incurred approximately $13,718,000 of offering costs in connection with the Public Offering, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and approximately $1,000,000 of other costs. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated May 13, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 13, 2021, among the Company and Jefferies, LLC as representative of the underwriters. (1)
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
4.4	Warrant Agreement, dated May 13, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated May 13, 2021, among the Company, its officers and directors and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated May 13, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated May 13, 2021, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Private Placement Warrants Purchase Agreement, dated May 13, 2021, between the Company and the Sponsor.(1)
10.5	Indemnification Agreement, dated May 13, 2021, between the Company and Benjamin E. Black.(1)
10.6	Indemnification Agreement, dated May 13, 2021, between the Company and Benjamin Fader-Rattner.(1)
10.7	Indemnification Agreement, dated May 13, 2021, between the Company and Anthony Martucci.(1)
10.8	Indemnification Agreement, dated May 13, 2021, between the Company and Michael Abt.(1)
10.9	Indemnification Agreement, dated May 13, 2021, between the Company and Omar Johnson.(1)
10.10	Indemnification Agreement, dated May 13, 2021, between the Company and Makan Delrahim.(1)
10.11	Indemnification Agreement, dated May 13, 2021, between the Company and Dhiren Fonseca.(1)
10.12	Indemnification Agreement, dated May 13, 2021, between the Company and Dominique Mielle.(1)
10.13	Administrative Services Agreement, dated May 13, 2021, between the Company and the Sponsor.(1)
10.14	Forward Purchase Agreement, dated May 13, 2021, between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in InlineExtensible Business Reporting Language (included with Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: August 12, 2021	By:	/s/ Anthony Martucci
	Name:	Anthony Martucci
	Title:	Chief Financial Officer and Secretary