Form 10-Q
period 2021-09-30
Osiris Acquisition Corp.
filed 2021-11-15
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of November 15, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OSIRIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$652,757	$25,000
Prepaid expenses	548,007	—
Due from Sponsor	5,420	—
Total current assets	1,206,184	25,000

Deferred offering costs	—	120,000

Investments held in Trust Account	230,007,326	—

Total assets	$231,213,510	$145,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$605,760	$—
Accrued offering costs	431,000	120,000
Advances from related party	—	2,069
Total current liabilities	1,036,760	122,069

Deferred underwriting compensation	8,050,000	—
Derivative Warrant Liabilities	9,253,056	—
Total liabilities	18,339,816	122,069

Commitments and contingencies
Class A common stock subject to possible redemption (23,000,000 and 0 shares at approximately $10.00 per share as of September 30, 2021 and December 31, 2020, respectively)	230,000,000	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, 2,734,609 and 0 shares issued and outstanding September 30, 2021 and December 31, 2020, respectively (excluding 23,000,000 shares at September 30, 2021)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,126,881)	(2,069)
Total stockholders’ deficit	(17,126,306)	22,931
Total liabilities and stockholders’ deficit	$231,213,510	$145,000

(1)

Share amounts as of December 31, 2020 have been retroactively restated to reflect the forfeiture of 862,500 shares in July 2021 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Nine Months
	Ended September 30, 2021	Ended September 30, 2021
REVENUE	$—	$—

EXPENSES
Administrative fee – related party	30,000	45,000
General and administrative	478,109	759,268
TOTAL EXPENSES	508,109	804,268

OTHER INCOME (EXPENSES)
Interest earned on Investments held in Trust Account	5,376	7,326
Costs associated with warrant liabilities	(591,948)	(591,948)
Change in fair value of derivative warrants	5,802,479	6,158,319
TOTAL OTHER INCOME (EXPENSES) - NET	5,807,855	5,573,697

Net income attributable to common shares	$5,299,746	$4,769,429

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	11,373,626
Basic and diluted net income per share of Class A common stock	$0.18	$0.34

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share of Class B common stock	$0.18	$0.17

(1)

This number excludes 862,500 founder shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were forfeited in July 2021 and share amounts are retroactively adjusted in the above EPS calculation as if it occurred since inception.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional
	Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	5,750,000	$575	$24,339	$(2,069)	$22,931

Net loss	—	—	—	(4,633)	(4,633)
Balance as of March 31, 2021	5,750,000	575	24,339	(6,702)	18,298

Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157

Accretion of Class A common stock to redemption value	—	—	(983,582)	(21,894,241)	(22,877,823)

Net loss	—	—	—	(525,684)	(525,684)
Balance as of June 30, 2021	5,750,000	$575	$—	$(22,426,627)	$(22,426,052)

Net income				5,299,746	5,299,746
Balance as of September 30, 2021	5,750,000	$575	$—	$(17,126,881)	$(17,126,306)

(1)

Share amounts as of December 31, 2020 have been retroactively restated to reflect the forfeiture of 862,500 shares in July 2021 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows From Operating Activities:
Net income	$4,769,429
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(7,326)
Transaction costs associated with warrant liabilities	591,948
Change in fair value of derivative liabilities	(6,158,319)
Changes in operating assets and liabilities:
Prepaid expenses	(548,007)
Accrued offering costs	431,000
Accounts payable and accrued expenses	603,691
Net Cash Used In Operating Activities	(317,584)

Cash Flows From Investing Activities:
Due from Sponsor	(5,420)
Cash deposited into Trust Account	(230,000,000)
Net Cash Used In Investing Activities	(230,005,420)

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	224,350,761
Sale of Private Placement Warrants to Sponsor	6,600,000
Net Cash Provided By Financing Activities	230,950,761

Net change in cash and cash equivalents	627,757

Cash and cash equivalents at beginning of period	25,000

Cash and cash equivalents at end of period	$652,757

Supplemental disclosure of non-cash financing activities:

Initial classification of fair value of Private Warrants	$9,770,532
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$8,050,000

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Osiris Acquisition Corp. (the “Company”) was incorporated in Delaware on October 22, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

On May 18, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $230,000,000, which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 6,600,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor (as defined below). Upon the closing of the Initial Public Offering and the private placement, $230,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

The Company’s sponsor is Osiris Sponsor, LLC., a Delaware limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $230,000,000 initial public offering of Units (as defined in Note 4 below) and the $6,600,000 private placement (Note 5).

Trust Account

Following the closing of the Initial Public Offering on May 18, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a Trust Account which are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company has 24 months from the closing of the Initial Public Offering to complete an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more business combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. The net proceeds of the Initial Public Offering are held in a Trust Account located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There are no redemption rights with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks stockholder approval of an Initial Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Articles of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval of the Initial Business Combination, the Company will proceed with an Initial Business Combination if a majority of the shares voted are voted in favor of the Initial Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an Initial

Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of an Initial Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an Initial Business Combination within the Combination Period.

The Company will have to complete an Initial Business Combination within the Combination Period. If the Company has not completed an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

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

Liquidity and Management’s Plans

In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations, however, management believes that the funds which the Company has available following the completion of the Initial Public Offering as well as access to funds pursuant to a commitment letter from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

NOTE 2.    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company has followed ASC Topic 480 “Distinguishing Liabilities from Equity” in accounting for the redeemable shares of Class A common stock. This included recording the redeemable shares of Class A common stock in temporary equity on the balance sheet. However, the Company maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Class A common stock that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the SEC communicated its view that classification of $5,000,001 in permanent equity was not appropriate and that all public shares should be reclassified as temporary equity.

This is a change from the Company’s previous accounting practice whereby as noted above it maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Class A common stock that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

However, the Company has concluded that in light of the SEC’s recent interpretation, it will change its accounting and reflect the full amount of all redeemable Class A common stock in temporary equity. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. The presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The impact on previously issued financial statements is presented below.

	As previously
	reported	Adjustments	As revised
May 18, 2021 Balance Sheet (Form 8-K)
Temporary equity	202,489,020	27,510,980	230,000,000
Stockholders’ equity
Class A common stock	275	(275)	—
Class B common stock	661	—	661
Additional paid in capital	5,597,718	(5,597,718)	—
Accumulated deficit	(598,650)	(21,912,987)	(22,511,637)
Total stockholders’ deficit	5,000,004	(27,510,980)	(22,510,976)

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-254997) (the “Registration Statement”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021 or any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash held in Trust Account

At September 30, 2021, the Company had $230.0 million in cash held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriter discounts and commissions of $12,650,000, were charged to additional paid-in capital upon completion of the Initial Public Offering. In addition, $591,948 of costs were allocated to the Public Warrants and Private Warrants and were included in the condensed statements of operations as a component of other income/(expense). At September 30, 2021 and December 31, 2020, the Company had deferred offering costs of $0 and $120,000, respectively.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)

Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption	$230,000,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$4,239,797	$1,059,949	$3,815,543	$953,886
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	11,373,626	5,750,000

Basic and diluted net income per share of common stock	$0.18	$0.18	$0.34	$0.17

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy (the “Fair Value Hierarchy”), which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4.    INITIAL PUBLIC OFFERING

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

NOTE 5.    PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,600,000 Private Placement Warrants (the “Private Placement Warrants” or “Private Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,600,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

NOTE 6.    RELATED PARTY TRANSACTIONS

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of an Initial Business Combination and (B) subsequent to an Initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after an Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $40,000 for such expenses under the administrative services agreement for the three and nine months ended September 30, 2021, respectively.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. During the period from October 22, 2020 (inception) through September 30, 2021, the related party paid $105,161 of formation costs on behalf of the Company. As of September 30, 2021 and December 31, 2020, the amount due to the Sponsor was $0 and $2,069, respectively, and is included in “Advances from related party” on the condensed balance sheets.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with an Initial Business Combination may be converted upon consummation of an Initial Business Combination into additional Private Placement Warrants at a price of $10.00 per Unit. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,450,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. In July 2021, the option to exercise the overallotment expired.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with its Sponsor, which provides for the purchase of up to $50,000,000 of units, with each unit consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”) to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of an Initial Business Combination. The amount of forward purchase units to be purchased by the Sponsor under the forward purchase agreement may be increased at our request at any time prior to an Initial Business Combination, but only if agreed to by the Sponsor in its sole discretion.

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

The Sponsor’s commitment to purchase securities pursuant to the forward purchase agreement is intended to provide the Company with a minimum funding level for an Initial Business Combination. The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in an Initial Business Combination, expenses in connection with an Initial Business Combination or for working capital in the post-transaction company. Subject to the conditions in the forward purchase agreement, the purchase of the forward purchase securities will be a binding obligation of our sponsor, regardless of whether any shares of Class A common stock are redeemed by the public stockholders in connection with an Initial Business Combination.

The Company classifies the Forward Purchase agreement as a liability, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of September 30, 2021, the fair value of the Forward Purchase Agreement was $360,287. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification.

NOTE 8.    STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock —  The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,000,000 and 0 shares of the Class A Common Stock issued and outstanding that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock —  The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. In February 2021, the Sponsor surrendered 1,437,500 Founder Shares. In May 2021, certain of the Company's initial stockholders, including the Sponsor, forfeited 575,000 Founder Shares to the Company for no consideration, resulting in the initial stockholders, including our Sponsor, owning an aggregate of 6,612,500 Founder Shares. The number of shares of Class B common stock outstanding as of September 30, 2021 and December 31, 2020 excludes 862,500 shares of  Class B common stock that were forfeited in July 2021 since the over-allotment option was not exercised by the underwriters. The shares and associated amounts for the nine months ended September 30, 2021 and the year ended December 31, 2020 have been retroactively restated to account for the surrender. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to an Initial Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an Initial Business Combination, including any Class A common stock to be sold pursuant to a Forward Purchase Agreement, but not any warrants sold pursuant to a Forward Purchase Agreement (excluding any shares or equity-linked securities issued, or to be issued, to any seller in an Initial Business Combination in consideration for such seller’s interest in the Initial Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

NOTE 9.    WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, it will use its reasonable best efforts to file with the SEC, and within 60 business days following an Initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use our reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 10    FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$230,007,326

Liabilities:
Warrant- Forward Purchase Warrants	3	$360,287
Warrant- Private Placement Warrants	3	$3,246,269
Warrant- Public Warrants	1	$5,646,500

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of September 30, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy.

The Public Warrants, Private Placement Warrants and the forward purchase warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. In order to value the forward purchase warrants, the Company used a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Common Stock subject to possible redemption (temporary equity) and Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants, Private Placement Warrants and forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the initial measurement date due to the use of unobservable inputs.

As of September 30, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As September 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at September 30, 2021 to estimate the volatility for the Private Placement Warrants. As of September 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. As of September 30, 2021, the forward purchase warrants were valued used a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of September 30, 2021, the forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants	15,411,375
Transfer to Level 1	(5,646,500)
Change in fair value of derivative liabilities	(5,802,479)
Balance, September 30, 2021	$3,606,556

During the nine months ended September 30, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	May 18, 2021	September 30, 2021
Risk-free interest rate	1.06%	0.08 – 1.12%
Expected life of grants	6.0 years	5.82 years
Expected volatility of underlying stock	10.0 – 18.3%	9.0%
Dividends	0%	0%

As of September 30, 2021 and December 31, 2020, the derivative liability was $8,892,769 and $0, respectively. In addition, for the three months and nine ended September 30, 2021, the Company recorded $5,802,479 and $6,158,319, respectively, as a gain on the change in fair value of the derivative warrants on the condensed statements of operations. Upon issuance of the Private Warrants, the Company charged to additional paid in capital of $591,948 for the excess of proceeds received over fair value of private warrant liabilities.

NOTE 11.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination (the “Initial Business Combination”) using cash from the proceeds of the initial public offering (the “ Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants” or “Private Warrants”), our capital stock, debt or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $5,299,746, which consists of an administrative services fee of $30,000 due to a related party and of operating costs of $478,109 offset by interest income on marketable securities held in the Trust Account of $5,376 and a change in fair value of the derivative warrant liabilities of $5,802,479.

For the nine months ended September 30, 2021, we had net income of $4,769,429, which consists of an administrative services fee of $45,000 due to a related party and of operating costs of $759,268 offset by interest income on marketable securities held in the Trust Account of $7,326 and a change in fair value of the derivative warrant liabilities of $6,158,319. In addition, the Company recorded costs associated with warrant liabilities of $591,948.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock by the Sponsor and loans from our Sponsor. On May 18, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,600,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,107,291 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $1,049,232 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $317,584. For the nine months ended September 30, 2021, net income of $4,769,429 was affected by interest earned on marketable securities held in the Trust Account of $7,326, a gain in fair value of derivative liabilities of $6,158,319, costs associated with warrant liabilities of $591,948 and changes in operating assets and liabilities, which used $486,684 of cash from operating activities.

As of September 30, 2021, we had cash and U.S. treasury securities held in the Trust Account of $230,007,326. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021 and December 31, 2020, we had cash of $652,757 and $25,000 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies: use of estimates, shares of Class A common stock subject to possible redemption, net income (loss) per share of common stock, derivative financial instruments, warrant instruments and fair value measurements.

Our significant accounting policies are summarized in Note 3 of our condensed financial statements.

Recent accounting standards

A list of recent pronouncements that are relevant to us and our industry is included in Note 3 of our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2021.

Use of Proceeds

On May 18, 2021, we consummated the initial public offering of 23,000,000 Units, each comprising of one share of Class A common stock, $0.0001 par value per share and one-half of one Public Warrant. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Jefferies LLC and B. Riley Securities, Inc. acted as co-bookrunners of the offering.  The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254997). The registration statement was declared effective on May 13, 2021.

We paid a total of $4,600,000 in underwriting discounts and commissions and approximately $1,000,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $8,050,000 in underwriting discounts and commissions.

Of the gross proceeds received from the Initial Public Offering, $225,400,000 was placed in the Trust Account established in connection with the Initial Public Offering.

There has been no material change in the planned use of proceeds from the Initial  Public Offering as described in our final prospectus dated May 13, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
4.1	Form of Specimen Unit Certificate. (2)
4.2	Form of Specimen Class A Common Stock Certificate. (2)
4.3	Form of Specimen Warrant Certificate. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in InlineExtensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 12, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Anthony Martucci
	Name:	Anthony Martucci
	Title:	Chief Financial Officer (Principal Financial Officer)