Form 10-Q/A
period 2021-09-30
Osiris Acquisition Corp.
filed 2022-02-08
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(646) 993-4635
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one public warrant	OSLU	New York Stock Exchange
Shares of Class A common stock included as part of the units	OSI	New York Stock Exchange
Warrants included as part of the units	OSI WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of February 8, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Osiris Acquisition Corp. (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”, the “Amendment” or this “Form 10-Q/A”), to amend our Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Q3 Form 10-Q”).

Restatement Background

The Company has followed Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) in accounting for its redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”). This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In November 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also restated its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B common stock.

On February 4, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Q2 Form 10-Q, filed with the SEC on August 12, 2021, included in the Q3 Form 10-Q (the “Affected Period”), should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Period in a Form 10-Q/A.

The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”) established in connection with the initial public offering.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Internal Control and Disclosure Controls Considerations

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, the Company’s management has concluded that, solely due to the events that led to this Amendment, a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

The material weakness is more fully described in Item 4: Controls and Procedures, contained herein.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Q3 Form 10-Q, as amended to reflect the restatement in connection with the reclassification of the Public Shares as temporary equity. No attempt has been made in this Amendment to update other disclosures presented in the Q3 Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Financial Statements.
●	Part I – Item 4. Controls and Procedures.
●	Part II – Item 6. Exhibits.

This Amendment replaces the Q3 Form 10-Q.

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Restated)

OSIRIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$652,757	$25,000
Prepaid expenses	548,007	—
Due from Sponsor	5,420	—
Total current assets	1,206,184	25,000
Deferred offering costs	—	120,000
Investments held in Trust Account	230,007,326	—
Total assets	$231,213,510	$145,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$605,760	$—
Accrued offering costs	431,000	120,000
Advances from related party	—	2,069
Total current liabilities	1,036,760	122,069
Deferred underwriting compensation	8,050,000	—
Derivative Warrant Liabilities	9,253,056	—
Total liabilities	18,339,816	122,069

Commitments and contingencies
Class A common stock subject to possible redemption (23,000,000 and 0 shares at $10.00 redemption value per share as of September 30, 2021 and December 31, 2020, respectively)	230,000,000	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued or outstanding September 30, 2021 and December 31, 2020, respectively (excluding 23,000,000 redeemable shares issued and outstanding at September 30, 2021)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,126,881)	(2,069)
Total stockholders’ deficit	(17,126,306)	22,931
Total liabilities and stockholders’ deficit	$231,213,510	$145,000
(1)	Share amounts as of December 31, 2020 have been retroactively restated to reflect the forfeiture of 862,500 shares in July 2021 as a result of the underwriters not exercising the over-allotment option.

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three
	Months	For the Nine
	Ended	Months Ended
	September 30,	September 30,
	2021	2021
REVENUE	$—	$—
EXPENSES
Administrative fee – related party	30,000	45,000
General and administrative	478,109	759,268
TOTAL EXPENSES	508,109	804,268
OTHER INCOME (EXPENSES)
Interest earned on Investments held in Trust Account	5,376	7,326
Costs associated with warrant liabilities	(591,948)	(591,948)
Change in fair value of derivative warrants	5,802,479	6,158,319
TOTAL OTHER INCOME (EXPENSES) - NET	5,807,855	5,573,697
Net income attributable to common shares	$5,299,746	$4,769,429
Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	11,373,626
Basic and diluted net income per share of Class A common stock	$0.18	$0.34
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share of Class B common stock	$0.18	$0.17

See accompanying notes to unaudited condensed interim financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional
	Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	5,750,000	$575	$24,339	$(2,069)	$22,931

Net loss	—	—	—	(4,633)	(4,633)
Balance as of March 31, 2021	5,750,000	575	24,339	(6,702)	18,298

Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157

Accretion of Class A common stock to redemption value	—	—	(983,582)	(21,894,241)	(22,877,823)

Net loss	—	—	—	(525,684)	(525,684)
Balance as of June 30, 2021 (restated)	5,750,000	$575	$—	$(22,426,627)	$(22,426,052)

Net income				5,299,746	5,299,746
Balance as of September 30, 2021	5,750,000	$575	$—	$(17,126,881)	$(17,126,306)

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

NOTE 2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has followed ASC Topic 480, “Distinguishing Liabilities from Equity,” in accounting for the redeemable shares of Class A common stock. This included recording the redeemable shares of Class A common stock in temporary equity on the balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem shares of Class A common stock that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In November 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also restated its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B common stock.

On February 4, 2022, the Company’s management and the Audit Committee concluded that the unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Q2 Form 10-Q, filed with the SEC on August 12, 2021, included in the Q3 Form 10-Q (the “Affected Period”), should be restated to classify all of the Public Shares as temporary equity.

Impact of the Restatement

The following tables summarize the effect of the restatement on each of the line items in the financial statements as of the date and for the period, indicated:

	As Previously
	Reported	Adjustment	As restated
Balance sheet June 30, 2021
Total assets	$231,314,394	$—	$231,314,394
Total liabilities	$23,759,107	$(18,660)	$23,740,447
Class A common stock subject to redemption	$202,555,280	$27,444,720	$230,000,000
Stockholders’ equity (deficit)
Class A common stock	274	(274)	—
Class B common stock	575	—	575
Additional paid-in capital	5,531,545	(5,531,545)	—
Accumulated deficit	(532,386)	(21,894,241)	(22,426,627)
Total stockholders’ equity (deficit)	$5,000,008	$—	$(22,426,052)
Total liabilities, Class A stock subject to redemption and stockholders’ equity (deficit)	$231,314,395	$—	$231,314,395

	As Previously
Statement of Operations – Three Months ended June 30, 2021	Reported	Adjustments	As restated
Net loss	(525,684)	—	(525,684)
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	(12,131,868)	10,868,132
Basic and diluted net loss per share of Class A common stock	$—	$(0.04)	$(0.04)
Weighted average number of shares of shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net loss per share of Class B common stock	$(0.09)	$0.07	$(0.02)

	As Previously
Statement of Operations – Six Months ended June 30, 2021	Reported	Adjustments	As restated
Net loss	(530,317)	—	(530,317)
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	(17,505,556)	5,494,444
Basic and diluted net loss per share of Class A common stock	$—	$(0.08)	$(0.08)
Weighted average number of shares of shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net loss per share of Class B common stock	$(0.09)	$0.07	$(0.02)

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

NOTE 11.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Form 10-Q/A”) to “we,” “us” or the “Company” refer to Osiris Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Osiris Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Registration Statement on Form S-1/A (File No. 333-254997) filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2021 (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures (Restated)

Restatement Background

The Company has followed ASC 480 in accounting for its Public Shares. This included recording the Public Shares in permanent equity on its balance sheet.  However, the Company maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In November 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also restated its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B common stock.

On February 4, 2022, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Period should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Period herein a Form 10-Q/A for the unaudited condensed financial statements for the period ended June 30, 2021.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to this Amendment, a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Form 10-Q/A, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the prior reclassification of our warrants from equity to liability, as well as the conclusion that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, our management concluded that a material weakness exists in our internal controls over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits (Restate)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in InlineExtensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 12, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: February 8, 2022	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2022	By:	/s/ Anthony Martucci
	Name:	Anthony Martucci
	Title:	Chief Financial Officer (Principal Financial Officer)