Form 10-K
period 2021-12-31
Osiris Acquisition Corp.
filed 2022-03-29
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40402

Osiris Acquisition Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	85-3636928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 5th Avenue, 6 Floor New York, NY 10003
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (646) 993-4635
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	OSI.U	New York Stock Exchange
Shares of Class A common stock	OSI	New York Stock Exchange
Warrants included as part of the units	OSI WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The Registrant's Units began trading on the New York Stock Exchange on May 14, 2021 and the Registrant's shares of Class A common stock began separate trading on the New York Stock Exchange on July 6, 2021.

As of March 28, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the company (as defined below) may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Osiris Acquisition Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to Osiris Sponsor, LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.	Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our sponsor was formed through an investment by an investment vehicle managed by Fortinbras Enterprises LP, an affiliate of our sponsor (“Fortinbras”). Fortinbras is an investment firm founded in 2020 to focus on special situations investments in opportunistic credit, capital structure solutions, and tailored equity in Technology, Media & Telecom, Leisure & Hospitality, Consumer Services, and Business Services. Our management team will also be supported by and work closely with the rest of the Fortinbras investment team, which consists of three investment professionals.

Our executive offices are located at 95 5th Avenue, 6th Floor, New York, NY 10003 and our telephone number is (646) 993-4635. Our corporate website address is https://osirisacquisitioncorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In December 2020, our sponsor purchased an aggregate of 8,625,000 shares of Class B common stock (the “Class B common stock” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. In February 2021, the sponsor surrendered 1,437,500 founder shares. In March 2021, our sponsor sold 718,750 founder shares to our president, 300,000 shares to our chairman, 359,375 shares to our lead director and 40,000 founder shares to each of our three other independent directors at a purchase price of $0.003 per share. In May 2021, certain of the company’s initial stockholders, including the sponsor, forfeited at no cost 575,000 shares of Class B common stock, resulting in our initial stockholders holding 6,612,500 shares of Class B common stock. In July 2021, certain of our initial stockholders forfeited 862,500 shares of Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of shares of Class B common stock issued was based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our determined Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “Initial Public Offering”).

On May 18, 2021, we completed our Initial Public Offering of 23,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $230,000,000. Each unit consists of one of the company’s shares of Class A common stock, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the Initial Public Offering, our sponsor purchased an aggregate of 6,600,000 warrants (the “private placement warrants”) at a price of $1.00 per warrant, or $6,600,000 in the aggregate. An aggregate of $230,000,000 from the proceeds of the Initial Public Offering and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $230,000,000 at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

On July 2, 2021, we announced that, commencing July 6, 2021, holders of the 23,000,000 units sold in the Initial Public Offering may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “OSI.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “OSI” and “OSI WS,” respectively.

Initial Business Combination

The NYSE’s rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of The Financial Industry Regulatory Authority, Inc. (“FINRA”), or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that we will not do so. Additionally, pursuant to the NYSE’s rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which holders (our “public stockholders”) of our Class A common stock sold as part of the units in the Initial Public Offering (the “public shares”), will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all the target businesses.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following May 18, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for a business combination in the amount of $231,140,414 as of December 31, 2021, assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination (the “letter agreement”).

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our second amended and restated certificate of incorporation (the “amended and restated certificate of incorporation”) would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period.

In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Shares of Class A Common Stock and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have 24 months from the closing of the Initial Public Offering (the “completion window”) to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after the Initial Public Offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes or make other permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into an agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the completion window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, if they redeem their respective shares for cash in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance and timing of our obligation to redeem 100% of our public shares, or if we do not complete our initial business combination within the completion window or if they redeem their respective shares for cash in connection with our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Certain Potential Conflicts of Interest Relating to Our Officers and Directors

Our sponsor and our officers and directors may sponsor or form other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such entities first and only present it to us if such entities reject the opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the company and investors will not arise.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Facilities

We currently maintain our executive offices at 95 5th Avenue, 6th Floor, New York, NY 10003. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States Generally Accepted Accounting Principles (“GAAP”) or International Financial Reporting Standards as (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following May 18, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our Initial Public Offering and the registration statement before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	being a company with no operating history and no revenues;
●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
●	our public stockholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors
●	to generate a number of potential business combination opportunities;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our stockholders;

●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE’s rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of up to $50,000,000 of units, with each unit consisting of one share of Class A common stock and one-half of one redeemable warrant to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of our initial business combination. The amount of forward purchase units to be purchased by our sponsor under the forward purchase agreement may be increased at our request at any time prior to our initial business combination, but only if agreed to by our sponsor in its sole discretion. There can be no assurances that our sponsor will agree to any increase in the number of forward purchase units that we may request and we should not assume that any funds to be provided thereby will be available. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. However, if the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination. The obligations under the forward purchase agreement will not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination.

Our sponsor’s obligation to purchase forward purchase units will, among other things, be conditioned on our completing an initial business combination with a company engaged in a business that is within the investment objectives of our sponsor, on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to our sponsor and on a requirement that such initial business combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to our sponsor, we expect that our sponsor would consider many of the same criteria as we will consider, but will also consider whether the investment is an appropriate investment for our sponsor. Accordingly, if we pursue an acquisition target that is outside of our sponsor’s investment objectives or that is not reasonably acceptable to our sponsor, or if the initial business combination is not approved by a unanimous vote of our board of directors, our sponsor would not be obligated to purchase any forward purchase securities, and we may need to seek alternative financing. The forward purchase agreement will also allow our sponsor to be excused from its purchase obligation in connection with a specific business combination if our sponsor does not have sufficient committed capital allocated to the forward purchase agreement to fulfill its funding obligations under such forward purchase agreement in respect of such business combination. Additionally, our sponsor’s and any forward transferee’s obligations to purchase the forward purchase securities will be subject to termination prior to the closing of the sale of such securities by mutual written consent of the company and such party, or automatically: (i) if our initial business combination is not consummated within the completion window; or (iii) if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. The forward purchase agreement also contains customary closing conditions, the fulfillment of which is a condition for our sponsor to purchase the forward purchase securities, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted and the option to purchase additional units is not exercised) in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the completion window before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds available to us outside of the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of the Initial Public Offering prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We will depend on permitted withdrawals and loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, $800,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,200,000, we may fund such excess with funds held outside the trust account, loans or additional investments from our sponsor, members of our management team or any of their respective affiliates or other third parties. Conversely, in the event that the offering expenses are less than our estimate of $1,200,000, the excess would be held outside of the trust account. In addition, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Based upon current interest rates, we expect the trust account to generate approximately $115,000 of interest annually (assuming an interest rate of 0.05% per year); however, we can provide no assurances regarding this amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us in connection with our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we are required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share amount initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long-term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating target businesses in a particular industry nor have we identified any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the Initial Public Offering prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with the NYSE rules that require that an initial business combination be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 540,000,000 shares of Class A common stock, par value $0.0001 per share, and 60,000,000 shares of Class B common stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 517,000,000 and 54,250,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and any forward purchase warrants and upon the conversion of the Class B common stock or the forward purchase shares. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after the Initial Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock or may result in holders of additional common stock having greater voting rights, board representation or other corporate governance rights;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants and the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement warrants provides us with $230,000,000 that we may use to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the trust account).

In addition, in connection with the consummation of the Initial Public Offering, we expect to enter into a forward purchase agreement with our sponsor, which provides for the purchase of up to $50,000,000 of units, with each unit consisting of one share of Class A common stock and one-half of one redeemable warrant to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of our initial business combination. The amount of forward purchase units to be purchased by our sponsor under the forward purchase agreement may be increased at our request at any time prior to our initial business combination, but only if agreed to by our sponsor in its sole discretion. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the election and removal of directors prior to our initial business combination, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who will beneficially own 20% of our common stock upon the closing of the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the novel coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” Significant outbreaks of COVID-19 and other infectious diseases could result in widespread health crises that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any tax liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, our Class A common stock and warrants listed on the NYSE. Although after giving effect to the Initial Public Offering we met the minimum initial listing standards set forth in the NYSE’s listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we are required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private placement warrants and we filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Moreover, our Class B stockholders will be entitled to elect all of our directors prior to the completion of our initial business combination and may elect to do so by written consent without a meeting.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees and our sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. Pursuant to the forward purchase agreement, we will use our reasonable best efforts to file after closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A common stock), to maintain the effectiveness of such registration statement and assist with offerings. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor, the securities owned by holders of our forward purchase securities or warrants issued in connection with working capital loans are registered for resale.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of the Initial Public Offering, our initial stockholders owned 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination. The forward purchase shares will not be issued until completion of our initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our initial stockholders may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such warrants on any matters submitted to warrant holders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholders may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

Certain of our warrants and our forward purchase agreement are expected to be accounted for as liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We account for the 18,100,000 warrants issued in connection with the Initial Public Offering (including the 11,500,000 warrants sold as part of the units in the Initial Public Offering and the 6,600,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. In addition, we also must account for our forward purchase agreement as a liability. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the liabilities will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Following the conclusion that the classification of $5,000,001 in permanent equity was not appropriate and that the shares of Class A common stock should be reclassified as temporary equity, our management concluded that a material weakness exists in our internal controls over financial reporting, solely related to our accounting for complex financial instruments.

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

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, the change in the classification of all of the shares of Class A common stock as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

As the number of special purpose acquisition companies (“SPAC”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target at an attractive price and to consummate an initial business combination. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. The forward purchase warrants will be redeemable on the same terms as the warrants offered as part of the units being sold in the Initial Public Offering.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered by the Initial Public Offering prospectus. Simultaneously with the closing of the Initial Public Offering, we also issued in the Private Placement an aggregate of 6,600,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 5,750,000 shares of Class B common stock. In addition, we may also issue 5,000,000 shares of Class A common stock and warrants to purchase up to 2,500,000 shares of Class A common stock in connection with our initial business combination pursuant to the forward purchase agreement (which amounts may be increased if we request our sponsor to purchase more forward purchase units as part of the forward purchase agreement, but only if agreed to by our sponsor in its sole discretion). The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

The determination of the offering price of our units and the size of the Initial Public Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;

●	our prospects for acquiring an operating business;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying suitable acquisition opportunities;
●	general conditions of the securities markets at the time of the Initial Public Offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and the terms of the units, including the Class A common stock and warrants underlying the units, is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock concurrently with or immediately in connection with the consummation of our initial business combination on a one-for-one basis. However, if additional Class A common stock or any other equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of shares of Class A common stock outstanding upon completion of the Initial Public Offering plus (ii) the total number of shares of common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject where relevant to his or her fiduciary duties under the DGCL or any other potentially competing fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented and these conflicts may not be resolved in our favor.

In addition, as described in “Item 1. Business—Certain Potential Conflicts of Interest Relating to Our Officers and Directors,” our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to any presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. In addition, our amended and restated certificate of incorporation will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 1. Business—Certain Potential Conflicts of Interest Relating to Our Officers and Directors.”

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 1. Business—Certain Potential Conflicts of Interest Relating to Our Officers and Directors.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this annual report, our initial stockholders own an aggregate of 5,750,000 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the Initial Public Offering. In March 2021, our sponsor transferred 718,750 founder shares to our president, 300,000 shares to our chairman, 359,375 shares to our lead director and 40,000 founder shares to each of our three other independent directors. In May 2021, certain of our initial stockholders forfeited 575,000 founder shares to us for no consideration, resulting in our initial stockholders owning an aggregate of 6,612,500 founder shares. In July 2021, certain of the company’s initial stockholders forfeited 862,500 Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 5,750,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 6,600,000 private placement warrants for a purchase price of $6,600,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of Class A common stock included in the units being sold in the Initial Public Offering, except that: (1) only holders of the founder shares have the right to vote on the election and removal of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

Since our sponsor, certain executive officers and members of our board of directors paid only approximately $0.003 per share for the founder shares, our sponsor, members of our management team and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

Our sponsor, certain executive officers and members of our board of directors acquired founder shares for approximately $0.003 per share and we are offering units at a price of $10.00 per unit in the Initial Public Offering; as a result, our sponsor, management and directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. For example, assuming the value of the common stock is $10.00 following the initial business combination, public investors would not experience a profit (or a loss), but the 5,750,000 founder shares, which were purchased for an aggregate of $25,000, would be valued at $57,500,000 on an as-converted basis, reflecting appreciation of approximately $9.996 per share. In addition, our sponsor will be able to obtain a full return on the capital invested in connection with our formation and Initial Public Offering in any business combination resulting in an aggregate value of the founder shares equal to or greater than $5,750,000. Because the threshold at which a transaction will be profitable for our sponsor, management and directors is significantly lower than for investors in the Initial Public Offering, the interests of our management in deciding which opportunities to pursue may be misaligned with public investors.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, unless we consent in writing to the selection of an alternative forum, that the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope of the forum provisions of our amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder. There is also a risk that the exclusive forum provision in our amended and restated certificate of incorporation may result in increased costs on stockholders in pursuing any such actions or claims.

Our amended and restated certificate of incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. These provisions may have the effect of discouraging lawsuits against our directors and officers.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of holders of our warrants to obtain a favorable judicial forum for disputes with us.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to our warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of our warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of, and to have consented to, the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder of our warrants shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such holder of our warrants in any such enforcement action by service upon such holder’s counsel in the foreign action as agent for such holder of our warrants.

This choice-of-forum provision may limit the ability of a holder of our warrants to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination (excluding any issuance of forward purchase securities) at a Newly Issued Price of less than $9.20 per share of Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances, the Initial Public Offering and the sale of the forward purchase units), and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our shares of Class A common stock is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in Exhibit 4.5 to this annual report under “Description of Securities — Warrants — Public Warrants — Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars, conflicts including between Russia and Ukraine and the surrounding region, sanctions or other geopolitical events globally;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

General Risk Factors

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the Initial Public Offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 1B.Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 95 5th Avenue, 6th Floor, New York, NY 10003. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities, administrative and support services.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “OSI.U,” “OSI” and “OSI WS,” respectively.

Holders

Although there are a larger number of beneficial owners, at March 28, 2022, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 5, 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In February 2021, our sponsor surrendered 1,437,500 founder shares. In May 2021, certain of the company’s initial stockholders, including the sponsor, forfeited 575,000 founder shares to the company for no consideration. In July 2021, certain of the company’s initial stockholders forfeited 862,500 Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 5,750,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock upon completion of the Initial Public Offering.

On May 18, 2021, we completed our Initial Public Offering of 23,000,000 units at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consists of one of the company’s shares of Class A common stock, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Following the closing of the Initial Public Offering, an aggregate of $230,000,000 was placed in the trust account.

The company incurred $13,707,892 of offering costs in connection with the Initial Public Offering, comprised of $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions payable to the underwriters from the amounts held in the trust account solely in the event the company completes a business combination and $1,067,892 of other fees. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated May 17, 2021, which was filed with the SEC.

Concurrently with the completion of the Initial Public Offering, our sponsor purchased an aggregate of 6,600,000 warrants at a price of $1.00 per warrant, or $6,600,000 in the aggregate. An aggregate of $230,000,000 was placed in a trust account at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Item 6.	[Reserved].

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from October 22, 2020 (inception) through December 31, 2021, we had net income of $3,749,355, which consists of operating costs of $1,017,989 and costs associated with warrant liabilities of $591,948 offset by interest income on investments held in the Trust Account of $40,937 and the change in fair value of derivative instruments of $5,318,355.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” although the Company does not have adequate liquidity to sustain operations, management believes that the funds which the Company has raised from the completion of the Initial Public Offering as well as to funds available pursuant to a commitment letter from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of the accompanying financial statements.

On May 18, 2021, we consummated the Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $6,600,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account and as of December 31, 2021, we had $639,843 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $13,707,892 in transaction costs, including $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions and $1,067,892 of other fees.

For the period from October 22, 2020 (inception) through December 31, 2021, cash used in operating activities was $335,859. Interest earned on investments held in the Trust Account of $40,937, the change in fair value of derivative instruments of $5,318,355, costs associated with warrant liabilities of $591,948 and changes in operating assets and liabilities, which provided $682,130 of cash from operating activities, contributed to net income of $3,749,355.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $230,040,937. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $639,843 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space and administrative support to the company. We began incurring these fees on May 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share of Common Stock

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for each class of Common stock is calculated by dividing the proportionate share of income or loss, by the weighted average number of Common stock for that class of stock outstanding since original issuance. This presentation assumes a business combination as the most likely outcome.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “ Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “ Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, a material weakness existed solely related our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

The Company orginally recorded a portion of their shares of Class A common stock in permanent equity on the balance sheet. We maintained stockholders’ equity of at least $5,000,001 as we will not proceed with a business combination if the redemptions of shares of Class A common stock would cause our net tangible assets to be less than $5,000,001 following such redemptions.

In November 2021, our management re-evaluated its previously held view that classification of $5,000,001 in permanent equity was appropriate, and determined that the shares of Class A common stock should be reclassified to temporary equity on our balance sheet. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in our Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2021 (the “Q3

Form 10-Q”), we concluded that we would change our accounting and reflect the full amount of all redeemable shares of Class A common stock in temporary equity. This was a change from our previous accounting practice whereby we maintained stockholders’ equity of at least $5,000,001 as we will not proceed with a business combination if the redemptions of shares of Class A common stock would cause our net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the shares of Class A common stock subject to possible redemption, the Company retstated its earnings per share to allocate net income (loss) prorata to all shares of Class A and Class B common stock.

On February 4, 2022, our management and the audit committee of our board of directors concluded that our previously issued unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in our Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2021 (the “Affected Period”), should be restated to classify all of the shares of Class A common stock as temporary equity and should no longer be relied upon. As a result, we restated our financial statements for the Affected Period in a Form 10-Q/A.

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

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Benjamin E. Black	37	Chief Executive Officer and Director
Benjamin Fader-Rattner	40	President and Director
Anthony Martucci	49	Chief Financial Officer and Secretary
Michael Abt	59	Chairman
Omar Johnson	47	Lead Director
Makan Delrahim	52	Director
Dhiren Fonseca	57	Director
Dominique Mielle	53	Director

Benjamin E. Black is our Chief Executive Officer and Director. Mr. Black is the Founder and Managing Partner of Fortinbras, a Special Situations investment fund founded in October 2020. Prior to Fortinbras, Mr. Black was Senior Portfolio Manager at Knowledge Universe Holdings where he ran a portfolio of investments across the capital structure with a focus on credit. Mr. Black was a co-founder of biotech-focused venture capital firm, OCV, where he also served as COO & CFO at portfolio investments. Previously Mr. Black worked in Private Equity at Apollo Global Management and was an Attorney at Sullivan & Cromwell. He began his career in Technology, Media & Telecom banking at Goldman Sachs & Co. Mr. Black holds a JD/MBA from Harvard University, an LLM in Taxation from New York University School of Law, and received a B.A. in History, cum laude, from The University of Pennsylvania. Mr. Black is a member of the New York Bar Association, and serves on the Board of Directors of WeConnect Health Management, Huddle House, Phaidon Press, Dogpound Gym and the Melanoma Research Alliance.

Benjamin Fader-Rattner is our President and is a Director. Mr. Fader-Rattner is Managing Member of Space Summit Capital LLC, a hedge fund which he founded in January 2021. Mr. Fader-Rattner has also served as a director of M3-Brigade Acquisition III since October 2021. Prior to Space Summit Capital, Mr. Fader-Rattner was a Managing Director at Canyon Partners from 2008 to 2020 where he led investments across the capital structure in several industries including retail and consumer. At Canyon, Mr. Fader-Rattner served on various ad hoc creditor steering committees across multiple industries including in retail and consumer companies such as Guitar Center, Boardriders, JC Penney and Red Lobster. Prior to Canyon, Mr. Fader-Rattner was an analyst at Glenview Capital in 2007 where he invested primarily in debt opportunities. Prior to Glenview, Mr. Fader-Rattner was an associate at The Carlyle Group from 2005 to 2007 where he focused on leveraged buyout transactions and an analyst at Bear, Stearns & Co. Inc., from 2003 to 2005. Mr. Fader-Rattner received a B.S. in Economics, summa cum laude, from The Wharton School at the University of Pennsylvania. We believe that Mr. Fader-Rattner is well qualified to serve as a director due to his extensive background in finance and business.

Anthony Martucci is our Chief Financial Officer and Secretary. Mr. Martucci joined Fortinbras in January 2021. Prior to joining Fortinbras, Mr. Martucci was a Managing Director; Global Head of Operations at Apollo Global Management Inc., which he joined in 2008. From 2002 to 2008, Mr Martucci was a Managing Director — Global Head of Operations, Fund Accounting and Finance at Marathon Asset Management, LLC. Before joining Marathon, Mr Martucci worked at Deutsche Bank in Global Equity Prime Brokerage. Earlier in his career, Mr. Martucci worked at PricewaterhouseCoopers in their Capital Markets Assurance and Business Advisory Practice and at Miller, Ellin & Company, CPA’s. Mr. Martucci graduated from the State University of New York College at Oneonta, with a BS in accounting and business economics.

Michael Abt is our Chairman. Mr. Abt has served as the President and Chief Executive Officer of Ascent Hospitality Management which operates Huddle House Inc., and Perkins Restaurant and Bakery, since September 2012. Prior to that, Mr. Abt was Executive Vice President of Operations of Arby’s Restaurant Group from 2005 to 2010. From 1993 to 2005, Mr. Abt was President and Partner of RTM Restaurant Group. He graduated from Texas State University in 1986 with a B.B.A. in Finance. We believe Mr. Abt is well qualified to serve as Chairman due to his extensive background in finance and business.

Omar Johnson is our lead director. Mr. Johnson founded ØPUS United in January 2018, a modern professional services firm that features a multi-disciplined collective of award-winning athletes, data scientists, creatives, and musicians who understand the anatomy of world-class brands. Since its inception, ØPUS has become an extension of the CMO office with its proprietary CultureCentric Analytics and ØPUS Score. Through his work with ØPUS United, Mr. Johnson has also been actively involved in developing initiatives, such as We The People and We Got Next, and authored Dear White Corporate America to encourage conversations around racial equity and the empowerment of younger generations to take action through polling, voting, and representation within the government. Prior to founding ØPUS United, Mr. Johnson was the CMO of Beats by Dre and Vice President of Marketing at Apple. From October 2012 to October 2016, he served as the CMO of Beats by Dr. Dre, leading all facets of marketing, ranging from brand development and positioning to advertising and global digital marketing. Under Johnson’s tenure, Beats grew from $20 million to a $2.2 billion dollar category leader, becoming the #1 premium headphone in over 25 countries, which led to the subsequent purchase by Apple for $3 billion in 2014. Adweek named Mr. Johnson a “Brand Genius,” and Business Insider named him one of the “Most Innovative CMOs” in 2016. Additionally, Mr. Johnson has worked on hundreds of winning marketing campaigns while at international brands such as Nike, Coca-Cola, Kraft Foods and Campbell Soup. Mr. Johnson received a BS in Biology and Chemistry from Georgia State University and an MBA from Emory University. We believe that Mr. Johnson is well qualified to serve as lead director due to his innovation in the space of marketing and brand management and his extensive business experience.

Makan Delrahim is our director. Makan Delrahim is an adjunct lecturer in law at the University of Pennsylvania School of Law. Previously, he served as the 35th Assistant Attorney General for the Antitrust Division of the United States Department of Justice following his confirmation by the United States Senate in September 2017. Mr. Delrahim’s legal background covers a wide range of industries and issues including antitrust, media, communications and technology, and he is a former partner and co-chair of the antitrust practice of a national law firm. From 2003 to 2005, Mr. Delrahim served in the Antitrust Division as a Deputy Assistant Attorney General for Appellate, International, and Policy, working on the Attorney General’s Task Force on Intellectual Property and as Chairman of the Merger Working Group of the International Competition Network. Separately, Mr. Delrahim served as a Commissioner on the Antitrust Modernization Commission from 2004 to 2007. Earlier in his career, Mr. Delrahim served first as intellectual property and antitrust counsel, and later as the Staff Director and Chief Counsel of the U.S. Senate Judiciary Committee. Mr. Delrahim holds a B.S. from UCLA, a J.D. from George Washington University Law School, and a M.S. in Biotechnology from Johns Hopkins University. We believe that Mr. Delrahim is well qualified to serve as a director due to his extensive background in government and business.

Dhiren Fonseca is our director. Since April 2018, Mr. Fonseca has been an advisor to Certares Management, LLC. From December 2020 until August 2021, Mr. Fonseca served as the Chief Executive Officer and President of RentPath, Inc., was a board member of RentPath from 2014 until April 2021, when the company was sold to Redfin, and was also an Advisor at the private equity partnership Certares LP and has been since 2014. Previously he served as Chief Commercial Officer for Expedia, Inc., an online travel company, from 2012 until April 2014. Prior to his role as Chief Commercial Officer, he served as Expedia’s Co-President, Partner Services Group, as Senior Vice President, Corporate Development and Strategy, and as Vice President, Corporate Development Strategy. Prior to Expedia, Mr. Fonseca was a longtime employee of Microsoft Corporation, a provider of software, services and solutions, and a member of the management team responsible for creating Expedia.com in 1996, while still part of Microsoft Corporation. Mr. Fonseca serves on the board of directors of Alaska Air Group, and is a member of the Alaska Air Group Audit Committee, Rackspace Technology, and is a member of the Rackspace Technology Audit Committee, and previously served on the board of directors of Caesars Acquisition Company, Diamond Resorts, Redbox, RentPath, Inc., and HotelTonight. We believe that Mr. Fonseca is well qualified to serve as member of our board of directors because of his experience as a company executive and because of his experience serving on the boards of multiple companies.

Dominique Mielle is our director. Ms. Mielle was a partner at Canyon Capital Advisors, LLC (“Canyon”) from August 1998 to December 2017, where she primarily focused on stressed and distressed investments in the transportation, technology, retail, and consumer product sectors. She also led Canyon’s CLO business. Ms. Mielle has played key roles in complicated bankruptcies, serving as a leading creditors’ committee member for Puerto Rico, and as a restructuring committee member for various U.S. airlines in the wake of the September 11 attacks. She was a director and the audit committee chair for PG&E during its bankruptcy process and emergence, currently serves on the board of and on the audit committees of Tiptree Inc. (TIPT) and Studio City International (MSC), and currently serves on the boards of Ready Capital Corporation (RC) and Digicel Group. She is the author of the book “Damsel in Distressed.” Ms. Mielle graduated from Stanford University Graduate School and HEC Paris. We believe that Ms. Mielle is well qualified to serve as a director due to her extensive background in finance and business.

Number and Terms of Office of Officers and Directors

Our board of directors consist of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Benjamin Black, Benjamin Fader-Rattner and Michael Abt, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dhiren Fonseca and Dominique Mielle will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Makan Delrahim and Omar Johnson will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provides that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We expect to have “independent directors” as defined in the NYSE’s rules and applicable SEC rules prior to completion of the Initial Public Offering. Our board has determined that each of Dhiren Fonseca, Omar Johnson, Dominique Mielle and Makan Delrahim is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates. We may engage an affiliate of our sponsor as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Dhiren Fonseca, Dominique Mielle and Makan Delrahim, and Dominique Mielle serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Each of Dhiren Fonseca, Dominique Mielle and Makan Delrahim are independent.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Dhiren Fonseca, Dominique Mielle and Omar Johnson, and Omar Johnson serves as chairperson of the compensation committee. Each of Dhiren Fonseca, Dominique Mielle and Omar Johnson are independent.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive- compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Dhiren Fonseca, Dominique Mielle and Makan Delrahim, and Makan Delrahim serves as chairperson of the nominating and corporate governance committee. Each of Dhiren Fonseca, Dominique Mielle and Omar Johnson are independent.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from October 22, 2020 (inception) through December 31, 2021, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Please see “Item 1. Business – Certain Potential Conflicts of Interest” for a description of the potential conflicts of interests of our sponsor, directors, officers, advisors or any of their affiliates.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

We have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 24 months, an affiliate of the sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A common stock		Class B common stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Common Stock(2)
Osiris Sponsor, LLC (our sponsor)(2)(3)	—	—	4,467,500	77.7%	16.3%
Benjamin E. Black(3)	—	—	4,467,500	77.7%	16.3%
Arena Capital Advisors, LLC(4)	3,412,500	14.8%	—	—	11.9%
Jefferies Financial Group Inc.(5)	2,277,000	9.9%	—	—	7.9%
GFNCI LLC(6)	2,070,097	9.0%	—	—	7.2%
Millenium Management LLC(7)	2,004,851	9.0%	—	—	7.0%
Benjamin Fader-Rattner(2)	—	—	575,000	10.0%	2.0%
Anthony Martucci(2)	—	—	—	—	—
Michael Abt(2)	—	—	240,000	4.17%	*
Makan Delrahim(2)	—	—	40,000	*	*
Dhiren Fonseca(2)	—	—	40,000	*	*
Omar Johnson(2)	—	—	287,500	5.0%	1.0%
Dominique Mielle(2)	—	—	40,000	*	*
All directors and executive officers as a group (8 Individuals)(2)	—	—	5,690,000	99.0%	19.8%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Osiris Acquisition Corp., 95 5th Avenue, 6th Floor, New York, NY 10003.
(2)	Interests in Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.
(3)	Osiris Sponsor, LLC is a Delaware limited liability company (“Sponsor”) managed by Fortinbras SPAC Holdings, LLC, a Delaware limited liability company. Fortinbras SPAC Holdings, LLC is managed by Fortinbras, a Delaware limited partnership. Fortinbras Enterprises Holdings LLC, a Delaware limited liability company (“HoldCo”) serves as the general partner of

Fortinbras. Benjamin E. Black is the sole member of HoldCo and as such may be deemed to have voting and dispositive control of the shares of our common stock held of record by Sponsor.
(4)	According to Schedule 13G, filed on February 14, 2022 by Arena Capital Advisors, LLC, Arena Capital Fund, LP – Series 3 and Arena Capital Fund, LP – Series 5, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 12121 Wilshire Blvd. Ste 1010, Los Angeles, California 90025.
(5)	According to Schedule 13G, filed on May 27, 2021 by Jefferies Financial Group Inc. and Jefferies Group LLC, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 520 Madison Avenue, New York, New York 10022.
(6)	According to Schedule 13G, filed on February 14, 2022 by GFNCI LLC and Mr. Kenneth Griffin, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 131 S. Dearborn Street, Chicago, Illinois 60603.
(7)	According to Schedule 13G/A, filed on January 20, 2022 by Integrated Core Strategies (US) LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 399 Park Avenue, New York, New York 10103.

Our sponsor beneficially owns 16.3% of the issued and outstanding shares of our common stock. Holders of Class B common stock will have the right to elect all of our directors prior to the consummation of our initial business combination. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

In December 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In February, 2021, our sponsor surrendered 1,437,500 shares of Class B common stock. In May 2021, certain of the company’s initial stockholders, including the sponsor, forfeited 575,000 shares of Class B common stock to the company for no consideration. In July 2021, the sponsor forfeited 862,500 Class B common stock in connection with the determination by the underwriters of our public offering not to exercise the over-allotment option granted to them, resulting in our initial stockholders holding 5,750,000 founder shares. All share and per share amounts have been retroactively restated to reflect such stock forfeitures. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering.

Concurrently with the completion of the Initial Public Offering, our sponsor purchased an aggregate of 6,600,000 warrants at a price of $1.00 per warrant, or $6,600,000 in the aggregate. An aggregate of $230,000,000 was placed in a trust account at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.	Certain Relationships and Related Transactions.

In December 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In February, 2021, our sponsor surrendered 1,437,500 shares of Class B common stock. In May 2021, certain of the company’s initial stockholders, including the sponsor, forfeited 575,000 shares of Class B common stock to the company for no consideration. In July 2021, certain of our initial stockholders forfeited 862,500 Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 5,750,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering.

Our sponsor purchased 6,600,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. As such, our sponsor’s interest in the Initial Public Offering is valued at $6,600,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

Benjamin E. Black, Benjamin Fader-Rattner, Omar Johnson, Makan Delrahim, Dhiren Fonseca and Dominique Mielle, each of whom is a director of the company, each has an indirect economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor.

As described in “Item 1. Business — Sourcing of Potential Business Combination Targets” and “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

On December 5, 2020, our sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021 and December 31, 2020, there was no balance outstanding under the Promissory Note. We no longer have access to funds under the note since it expired upon closing of the Initial Public Offering.

We entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $10,000 per month, for up to 24 months, for office space, utilities, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of- pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). We may be required to register certain securities for sale under the Securities Act. Our initial stockholders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

We may engage an affiliate of our sponsor as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of the Initial Public Offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Since the completion of the Initial Public Offering, we have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

●	payment to an affiliate of our sponsor of a total of $10,000 per month, for up to 24 months, for office space, utilities, administrative and support services;
●	reimbursement of legal fees and expenses incurred by our sponsor, officers or directors in connection with the initial business combination and their services to us;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled $93,730. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this annual report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.4

Warrant Agreement, dated May 13, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

4.5	Description of Securities of the Company.
10.1

Promissory Note, dated December 5, 2020, issued to Osiris Sponsor, LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).

10.2

Letter Agreement, dated May 13, 2021, among the Company, its officers and directors and the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.3

Investment Management Trust Agreement, dated May 13, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.4

Registration Rights Agreement, dated May 13, 2021, among the Registrant, Osiris Sponsor, LLC and certain securityholders named therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

Exhibit Number	Description
10.5

Securities Subscription Agreement, dated December 5, 2020, between the Registrant and Osiris Sponsor, LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).

10.6

Private Placement Warrants Purchase Agreement, dated May 13, 2021, between the Registrant and Osiris Sponsor, LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.7

Indemnity Agreement, dated May 13, 2021, between the Registrant and Benjamin E. Black (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.8

Indemnity Agreement, dated May 13, 2021, between the Registrant and Benjamin Fader-Rattner (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.9

Indemnity Agreement, dated May 13, 2021, between the Registrant and Anthony Martucci (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.10

Indemnity Agreement, dated May 13, 2021, between the Registrant and Michael Abt (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.11

Indemnity Agreement, dated May 13, 2021, between the Registrant and Omar Johnson (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on December 22, 2020).

10.12

Indemnity Agreement, dated May 13, 2021, between the Registrant and Makan Delrahim (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.13

Indemnity Agreement, dated May 13, 2021, between the Registrant and Dhiren Fonseca (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.14

Indemnity Agreement, dated May 13, 2021, between the Registrant and Dominique Mielle (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.15

Administrative Services Agreement, dated May 13, 2021, by and between the Registrant and an affiliate of Osiris Sponsor, LLC (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.16

Forward Purchase Agreement, dated May 13, 2021, by and between the Registrant and an affiliate of Osiris Sponsor, LLC (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 28 day of March, 2022.

OSIRIS ACQUISITION CORP.

By:	/s/ Benjamin E. Black
Name:	Benjamin E. Black
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Benjamin E. Black	Chief Executive Officer,	March 28, 2022
Benjamin E. Black	and Director
(Principal Executive Officer)

/s/ Benjamin Fader-Rattner	President and Director	March 28, 2022
Benjamin Fader-Rattner

/s/ Anthony Martucci	Chief Financial Officer	March 28, 2022
Anthony Martucci	and Secretary (Principal Financial Officer)

/s/ Michael Abt	Chairman of Board of Directors	March 28, 2022
Michael Abt

/s/ Omar Johnson	Director	March 28, 2022
Omar Johnson

/s/ Makan Delrahim	Director	March 28, 2022
Makan Delrahim

/s/ Dhiren Fonseca	Director	March 28, 2022
Dhiren Fonseca

/s/ Dominique Mielle	Director	March 28, 2022
Dominique Mielle

OSIRIS ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Osiris Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Osiris Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from October 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 28, 2021

OSIRIS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$639,843	$25,000
Prepaid expenses	459,575	—
Due from Sponsor	59	—
Total current assets	1,099,477	25,000
Deferred offering costs	—	120,000
Forward purchase asset	90,500	—
Investments held in Trust Account	230,040,937	—
Total assets	$231,230,914	$145,000

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$712,774	$—
Accrued offering costs	431,000	120,000
Advances from related party	—	2,069
Total current liabilities	1,143,774	122,069
Deferred underwriting compensation	8,050,000	—
Derivative Warrant Liabilities	10,183,520	—
Total liabilities	19,377,294	122,069

Commitments and contingencies
Class A common stock subject to possible redemption (23,000,000 and 0 shares at $10.00 per share redemption value as of December 31, 2021 and 2020, respectively)	230,000,000	—

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding December 31, 2021 and 2020 (excluding 23,000,000 shares subject to possible redemption at December 31, 2021)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(18,146,955)	(2,069)
Total stockholders’ deficit	(18,146,380)	22,931
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$231,230,914	$145,000

See accompanying notes to these financial statements

OSIRIS ACQUISITION CORP.

STATEMENTS OF OPERATONS

		For the Period
		From October 22, 2020
	For the Year	(Inception) Through
	Ended December 31,	December 31,
	2021	2020
REVENUE	$—	$—
EXPENSES
Administrative fee – related party	75,000	—
General and administrative	942,989	2,069
TOTAL EXPENSES	1,017,989	2,069
OTHER INCOME (EXPENSE)
Interest earned on Investments held in Trust Account	40,937	—
Costs associated with warrant liabilities	(591,948)	—
Change in fair value of derivative warrant liabilities	5,318,355	—
TOTAL OTHER INCOME (EXPENSES) - NET	4,767,344	—
Net income (loss)	$3,749,355	$(2,069)
Weighted average number of shares of Class A common stock outstanding, basic and diluted	14,304,110	—
Basic and diluted net income (loss) per share of Class A common stock	$0.19	$—
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$0.19	$(0.00)

See accompanying notes to these financial statements

OSIRIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM OCTOBER 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AND FOR THE YEAR ENDED DECEMBER 31, 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 22, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,339	—	25,000
Net loss	—	—	—	(2,069)	(2,069)
Balance as of December 31, 2020	5,750,000	575	24,339	(2,069)	22,931

Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157

Fair value of Public Warrants	—	—	9,770,532	—	9,770,532

Accretion of Class A common stock to redemption value	—	—	(10,754,114)	(21,894,241)	(32,648,355)

Net income				3,749,355	3,749,355
Balance as of December 31, 2021	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)

See accompanying notes to these financial statements

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		From October 22,
	For the Year	2020 (Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$3,749,355	$(2,069)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(40,937)	—
Transaction costs associated with warrant liabilities	591,948	—
Change in fair value of derivative liabilities	(5,318,355)	—
Formation costs paid by related parties	—	2,069
Changes in operating assets and liabilities:
Prepaid expenses	(459,575)	—
Accrued offering costs	431,000	—
Accounts payable and accrued expenses	710,705	—
Net Cash Used In Operating Activities	(335,859)	—

Cash Flows From Investing Activities:
Due from Sponsor	(59)	—
Cash deposited into Trust Account	(230,000,000)	—
Net Cash Used In Investing Activities	(230,000,059)	—

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	224,350,761	—
Sale of Private Placement Warrants to Sponsor	6,600,000	—
Sale of Class B common stock to Sponsor	—	25,000
Net Cash Provided By Financing Activities	230,950,761	25,000

Net change in cash and cash equivalents	614,843	25,000

Cash and cash equivalents at beginning of period	25,000	—

Cash and cash equivalents at end of period	$639,843	$25,000

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$120,000
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$8,050,000	$—

See accompanying notes to financial statements

OSIRIS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments held in Trust Account

At December 31, 2021, the Company had $230,000,000 million in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriter discounts and commissions of $12,650,000, were charged to temporary equity upon completion of the Initial Public Offering. Of these costs, $591,948 were allocated to the Public Warrants and Private Warrants and were included in the statements of operations as a component of other income/(expense). At December 31, 2021 and 2020, the Company had deferred offering costs of $0 and $120,000, respectively.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)

Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption	$230,000,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31,2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for each class of Common stock is calculated by dividing the proportionate share of income or loss by the weighted average number of Common stock for that class of stock outstanding since original issuance. This presentation assumes a business combination as the most likely outcome.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

			For the Period From
			October 22, 2020
	Year Ended		(Inception) Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$2,674,415	$1,074,940	—	$(2,069)
Denominator: Basic and diluted weighted average shares outstanding	14,304,110	5,750,000	—	5,750,000
Basic and diluted net income (loss) per share of common stock	$0.19	$0.19	—	$(0.00)

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company's investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. See Note 10 for discussion of the fair value of the derivative warrant liabilities.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 with a full retrospective method of transition. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

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

NOTE 5.    RELATED PARTY TRANSACTIONS

Founder Shares

On December 5, 2020, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In February 2021, the Sponsor surrendered 1,437,500 Founder Shares. In March 2021, the Sponsor sold 718,750 Founder Shares to the Company’s president, 300,000 shares to the chairman, 359,375 shares to the lead director and 40,000 Founder Shares to each of the three other independent directors at a purchase price of $0.003 per share. In May 2021, certain of the Company's initial stockholders, including the Sponsor, forfeited 575,000 Founder Shares to the Company for no consideration, resulting in the initial stockholders, including our Sponsor, owning an aggregate of 6,612,500 Founder Shares. The Founder Shares included an aggregate of up to 862,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). All share and per share amounts have been retroactively restated to reflect these changes. In July 2021, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 862,500 Class B common stock.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $75,000 for such expenses under the administrative services agreement for the year ended December 31, 2021, respectively.The Company did not incur any fees for the period ended December 31, 2020.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. During the year ended December 31, 2021 and the period from October 22, 2020 (inception) through December 31, 2020, the related party paid $103,092 and $2,069, respectively of formation costs on behalf of the Company. These amounts were repaid in full in May 2021. As of December 31, 2021 and 2020, the amount due to the Sponsor was $0 and $2,069, respectively, and is included in “Advances from related party” on the balance sheets.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31,2021 and 2020, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with an Initial Business Combination may be converted upon consummation of an Initial Business Combination into additional Private Placement Warrants at a price of $10.00 per Unit. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31,2021 and 2020, the Company had no borrowings under the Working Capital Loans.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company classifies the Forward Purchase agreement as an asset, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This asset is subject to re-measurement at each balance sheet date. With each such re-measurement, the asset will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification.

NOTE 8.    STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no preferred shares issued or outstanding.

Class A Common Stock —  The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 and 0 shares of the Class A Common Stock issued and outstanding that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock —  The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$230,040,937
Forward Purchase Units	3	$90,500
Liabilities:
Warrant- Private Placement Warrants	3	$3,743,520
Warrant- Public Warrants	1	$6,440,000

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy.

The Public Warrants and Private Placement Warrants were accounted for as liabilities and the forward purchase units as an asset, respectively, in accordance with ASC 815-40 and are presented within assets and liabilities on the balance sheets. The warrant liabilities and the forward purchase units are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative instruments in the statement of operations.

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

As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. As of December 31, 2021, the forward purchase warrants were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of December 31, 2021, the forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants and forward purchase agreement	15,411,375
Transfer to Level 1	(5,646,500)
Change in fair value of derivative liabilities	(5,930,855)
Balance, net, December 31, 2021	$3,653,020

During the year ended December 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	May 18, 2021	December 31, 2021
Risk-free interest rate	1.06%	0.08 – 1.12%
Expected life of grants	6.0 years	5.69 years
Expected volatility of underlying stock	10.0 – 18.3%	10.2%
Dividends	0%	0%

As of December 31, 2021 and 2020, the forward purchase asset was $90,500 and $0, respectively. As of December 31, 2021 and 2020, the derivative liability was $10,093,020 and $0, respectively. In addition, for the year ended December 31, 2021, the Company recorded $5,318,355 as a gain on the change in fair value of the derivative instruments on the statements of operations. Upon issuance of the Private Warrants, the Company charged to additional paid in capital of $959,157 for the excess of proceeds received over fair value of private warrant liabilities.

NOTE 11. INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2021:

December 31, 2021
Deferred tax asset
Net operating loss	$33,288
Startup/organizational costs	172,327
Total deferred tax asset	205,615
Valuation Allowance	(205,615)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following for the period ended December 31, 2021:

Year Ended
December 31, 2021
Federal
Current	$—
Deferred	205,615
State and Local
Current	—
Deferred	—
Change in valuation allowance	(205,615)
Income tax provision	$—

The Company’s net operating loss federal and state carryforwards as of December 31, 2021 amounted to $158,515 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $205,615.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the year ended December 31, 2021:

Year Ended
December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.00%
Other	(26.48)%
Change in valuation allowance	5.48%
Income tax provision (benefit)	0.00%

Income taxes, deferred income taxes and net operating loss carryforwards for the year ended December 31, 2020 was considered de minimis and all rates approximated statutory rates.

NOTE 12.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.