Form 10-Q
period 2022-03-31
Osiris Acquisition Corp.
filed 2022-05-16
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

(646) 993-4635
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one public warrant	OSLU	New York Stock Exchange
Shares of Class A common stock included as part of the units	OSI	New York Stock Exchange
Warrants	OSI WS	New York Stock Exchange

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

As of May 16, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSIRIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash	$460,402	$639,843
Prepaid expenses	371,143	459,575
Due from Sponsor	59	59
Total current assets	831,604	1,099,477
Forward purchase asset	453,500	90,500
Investments held in Trust Account	230,074,547	230,040,937
Total assets	$231,359,651	$231,230,914
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$828,806	$721,774
Accrued offering costs	431,000	431,000
Total current liabilities	1,259,806	1,143,774
Deferred underwriting compensation	8,050,000	8,050,000
Derivative warrant liabilities	4,413,470	10,183,520
Total liabilities	13,723,276	19,377,294
Commitments and contingencies
Class A common stock subject to possible redemption (23,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021)	230,000,000	230,000,000
Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding March 31, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,264,200)	(18,146,955)
Total stockholders’ deficit	(12,363,625)	(18,146,380)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$231,359,651	$231,230,914

See accompanying notes to these unaudited condensed financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
Administrative fee – related party	30,000	—
General and administrative	353,905	—
TOTAL EXPENSES	383,905	—
OTHER INCOME
Interest earned on Investments held in Trust Account	33,610	—
Change in fair value of derivative warrant liabilities	6,133,050	—
TOTAL OTHER INCOME	6,166,660	—
Net income	$5,782,755	$—
Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	—
Basic and diluted net income per share of Class A common stock	$0.20	$—
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$0.20	$(0.00)

See accompanying notes to these unaudited condensed financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended March 31, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Net income	—	—	—	5,782,755	5,782,755
Balance as of March 31, 2022 unaudited	5,750,000	$575	$—	$(12,364,200)	$(12,363,625)

For the Three Months ended March 31, 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,750,000	$575	$24,339	$(2,069)	$22,931
Net income	—	—	—	—	—
Balance as of March 31, 2021 unaudited	5,750,000	$575	$24,339	$(2,069)	$22,931

See accompanying notes to these unaudited condensed financial statements

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,782,755	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(33,610)	—
Change in fair value of derivative liabilities	(6,133,050)	—
Changes in operating assets and liabilities:
Prepaid expenses	88,432	—
Accounts payable and accrued expenses	116,032	—
Net Cash Used in Operating Activities	(179,441)	—
Net change in cash	(179,441)	—
Cash at beginning of period	639,843	25,000
Cash at end of period	$460,402	$25,000
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$571,147

See accompanying notes to these unaudited condensed financial statements

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Management’s Plans

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations, however, management believes that the funds which the Company has available following the completion of the Initial Public Offering as well as access to funds pursuant to a commitment letter from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of these condensed financial statements.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K including the audited financial statements as of and for the year ended December 31, 2021 filed with the SEC on March 29, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheet.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had approximately $230.1 million and $230.0 million, respectively, in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a- 7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)
Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption	$230,000,000

The Company did not make any adjustments to the redemption value of the Class A common stock during the three months ended March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$4,626,204	$1,156,551	—	$0
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	—	5,750,000
Basic and diluted net income (loss) per share of common stock	$0.20	$0.20	—	$(0.00)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. See Note 10 for discussion of the fair value of the derivative warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 for such expenses under the administrative services agreement for the three months ended March 31, 2022, respectively. The Company did not incur any fees for the three months ended March 31, 2021.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. During the three months ended March 31, 2022 and 2021, the related party did not pay any expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with an Initial Business Combination may be converted upon consummation of an Initial Business Combination into additional Private Placement Warrants at a price of $10.00 per Unit. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8.    STOCKHOLDERS’ EQUITY

Preferred Stock  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock  — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock issued and outstanding , all of which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to an Initial Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an Initial Business Combination, including any Class A common stock to be sold pursuant to a Forward Purchase Agreement, but not any warrants sold pursuant to a Forward Purchase Agreement, excluding any shares or equity-linked securities issued, or to be issued, to any seller in an Initial Business Combination in consideration for such seller’s interest in the Initial Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

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

Redemption of Warrants for Cash. Once the warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2022	2021
Assets:
Investments held in Trust Account	1	$230,074,547	230,040,937
Forward Purchase Units	3	453,500	90,500

Liabilities:
Warrant liability – Private Placement Warrants	3	$1,654,620	3,743,520
Warrant liability – Public Warrants	1	2,758,850	6,440,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy.

The Public Warrants and Private Placement Warrants were accounted for as liabilities and the forward purchase units as an asset, respectively, in accordance with ASC 815-40 and are presented within assets and liabilities on the condensed balance sheets.

The warrant liabilities and the forward purchase units are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative instruments in the condensed statement of operations.

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

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at March 31, 2022 and December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. As of March 31, 2022 and December 31, 2021, the forward purchase warrants were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of March 31, 2022 and December 31, 2021, the forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2021	$90,500
Change in fair value of forward purchase asset	363,000
Balance, net, December 31, 2021	$453,500

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2021	$3,653,020
Change in fair value of derivative liabilities	(2,451,900)
Balance, net, March 31, 2022	$1,201,120

At March 31, 2022 and December 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	March 31, 2022	December 31, 2021
Risk-free interest rate	1.13 - 2.41%	0.08-1.12%
Expected life of grants	0.57 - 5.57 years	5.69 years
Expected volatility of underlying stock	4.3%	10.2%
Dividends	0%	0%

As of March 31, 2022 and December 31, 2021, the forward purchase asset was $453,500 and $90,500, respectively. As of March 31, 2022 and December 31, 2021, the derivative liability was $4,413,470 and $10,182,520, respectively. In addition, for the three months ended March 31, 2022, the Company recorded $6,133,050 as a gain on the change in fair value of the derivative instruments on the condensed statements of operations.

NOTE 11.    SUBSEQUENT EVENTS

On April 12, 2022, the Company executed a promissory note in the amount of $1,600,000 with the Sponsor in order to satisfy working capital requirements. Shortly thereafter, the Sponsor purchased 40,000 founder shares from each of Makan Delrahim, Dhiren Fonseca and Dominique Mielle, which founder shares were initially sold to each of Makan Delrahim, Dhiren Fonseca and Dominique Mielle prior to the consummation of the Company’s Initial Public Offering. Concurrently with the repurchase, the Company entered into agreements with each of Makan Delrahim, Dhiren Fonseca and Dominique Mielle to provide a one-time cash compensation of $400,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,782,755, which consists of an administrative services fee of $30,000 due to a related party and of operating costs of $353,905 offset by interest income on marketable securities held in the Trust Account of $33,610 and a change in fair value of the derivative warrant liabilities of $6,133,050.

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

For the three months ended March 31, 2022 and 2021, cash used in operating activities was $179,441 and $0 respectively. For the three months ended March 31, 2022, net income of $5,782,755 was affected by interest earned on marketable securities held in the Trust Account of $33,610, a gain in fair value of derivative liabilities of $6,133,050, and changes in operating assets and liabilities, which provided $179,441 of cash from operating activities.

As of March 31, 2022, we had cash and U.S. treasury securities held in the Trust Account of $230,074,547. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay taxes, if any. During the period ended March 31. 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $460,402 and $639,843 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

On April 12, 2022, we executed a promissory note in the amount of $1,600,000 with our sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 5 to our condensed financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that solely due to the event that led to the Company’s amendment to its Quarterly Report for the fiscal quarter ended September 30, 2021, a material weakness existed solely related to its accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
10.1*	Promissory Note, dated April 12, 2022, by and between the Company as the maker and the Sponsor as the payee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in InlineExtensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 12, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Anthony Martucci
	Name:	Anthony Martucci
	Title:	Chief Financial Officer (Principal Financial Officer)