Form 10-Q
period 2022-06-30
Osiris Acquisition Corp.
filed 2022-08-15
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   No ☐

As of August 15, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSIRIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash	$180,995	$639,843
Prepaid expenses	286,061	459,575
Due from Sponsor	59	59
Total current assets	467,115	1,099,477
Forward purchase asset	116,500	90,500
Investments held in Trust Account	230,422,246	230,040,937
Total assets	$231,005,861	$231,230,914
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$859,126	$712,774
Accrued offering costs	474,561	431,000
Note payable – Sponsor	1,200,000	—
Total current liabilities	2,533,687	1,143,774
Deferred underwriting compensation	8,050,000	8,050,000
Derivative warrant liabilities	3,530,030	10,183,520
Total liabilities	14,113,717	19,377,294
Commitments and contingencies
Class A common stock subject to possible redemption (23,000,000 shares at approximately $10.00 per share redemption value as of June 30, 2022 and December 31, 2021)	230,081,857	230,000,000
Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding June 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,190,288)	(18,146,955)
Total stockholders’ deficit	(13,189,713)	(18,146,380)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$231,005,861	$231,230,914

See accompanying notes to these unaudited condensed financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
EXPENSES
Administrative fee - related party	$30,000	$15,000	$60,000	$15,000
General and administrative	1,608,370	276,526	1,962,275	281,159
TOTAL EXPENSES	1,638,370	291,526	2,022,275	296,159

OTHER INCOME (EXPENSES)
Interest earned on Investments held in Trust Account	347,699	1,950	381,309	1,950
Transaction costs associated with warrant liabilities	—	(591,948)	—	(591,948)
Change in fair value of derivative warrant liabilities and forward purchase asset	546,440	355,840	6,679,490	355,840
TOTAL OTHER INCOME (EXPENSES) - NET	894,139	(234,158)	7,060,799	(234,158)

INCOME (LOSS) BEFORE INCOME TAXES	(744,231)	(525,684)	5,038,524	(234,158)
Income tax provision	—	—	—	—
Net income (loss)	$(744,231)	$(525,684)	$5,038,524	$(530,317)
Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	10,868,132	23,000,000	5,494,444
Basic and diluted net income (loss) per share of Class A common stock	$(0.03)	$(0.03)	$0.18	$(0.05)
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.03)	$(0.03)	$0.18	$(0.05)

See accompanying notes to these unaudited condensed financial statements

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended June 30, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	5,750,000	$575	$—	$(12,364,200)	$(12,363,625)
Accretion of Class A common stock to redemption value	—	—	—	(81,857)	(81,857)
Net loss	—	—	—	(744,231)	(744,231)
Balance as of June 30, 2022 unaudited	5,750,000	$575	$—	$(13,190,288)	$(13,189,713)

For the Three Months ended June 30, 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2021	5,750,000	$575	$24,339	$(6,702)	$18,298
Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157
Accretion of Class A common stock to redemption value	—	—	(983,582)	(21,894,241)	(22,877,823)
Net loss	—	—	—	(525,684)	(525,684)
Balance as of June 30, 2021 unaudited	5,750,000	$575	$—	$(22,426,627)	$(22,426,052)

For the Six Months ended June 30, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Accretion of Class A common stock to redemption value	—	—	—	(81,857)	(81,857)
Net income	—	—	—	5,038,524	5,038,524
Balance as of June 30, 2022 unaudited	5,750,000	$575	$—	$(13,190,288)	$(13,189,713)

For the Six Months ended June 30, 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	5,750,000	$575	$24,339	$(2,069)	$22,931
Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157
Accretion of Class A common stock to redemption value	—	—	(983,582)	(21,894,241)	(22,877,823)
Net loss	—	—	—	(530,317)	(530,317)
Balance as of June 30, 2021 unaudited	5,750,000	$575	$—	$(22,426,627)	$(22,426,052)

See accompanying notes to these unaudited condensed financial statements

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$5,038,524	$(530,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(381,309)	(1,950)
Transaction costs associated with warrant liabilities	—	591,948
Change in fair value of derivative liabilities and forward purchase asset	(6,679,490)	(355,840)
Changes in operating assets and liabilities:
Prepaid expenses	173,514	(636,439)
Accrued offering costs	43,561	431,000
Accounts payable and accrued expenses	146,352	220,503
Net Cash Used in Operating Activities	(1,658,848)	(281,095)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(230,000,000)
Net Cash Used in Investing Activities	—	(230,000,000)

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	—	224,332,101
Sale of Private Placement Warrants to Sponsor	—	6,600,000
Proceeds from Sponsor note payable	1,600,000	—
Repayment of Sponsor note payable	(400,000)	—
Net Cash Provided By Financing Activities	1,200,000	230,932,101

Net change in cash	(458,848)	651,006
Cash at beginning of period	639,843	25,000
Cash at end of period	$180,995	$676,006
Supplemental disclosure of non-cash financing activities:
Deferred underwriting costs	$—	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern Considerations, Liquidity and Capital Resources

The Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (May 18, 2023). As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

In addition, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of June 30, 2022, the Company had a working capital deficit of approximately $2.1 million and cash and cash equivalents of approximately $181,000.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K including the audited financial statements as of and for the year ended December 31, 2021 filed with the SEC on March 29, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had approximately $230.4 million and $230.0 million, respectively, in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a- 7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)
Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Accretion of carrying value to redemption value	81,857
Class A common stock subject to possible redemption, June 30, 2022	$230,081,857

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal deposit insurance corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock Numerator:
Allocation of net loss, as adjusted	$(595,385)	$(148,846)	(343,797)	$(181,887)
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	10,868,132	5,750,000
Basic and diluted net loss per share of common stock	$(0.03)	$(0.03)	(0.03)	$(0.03)

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$4,030,819	$1,007,705	(259,113)	$(271,204)
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	5,494,444	5,750,000
Basic and diluted net income (loss) per share of common stock	$0.18	$0.18	(0.05)	$(0.05)

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. See Note 10 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $15,000 for such expenses under the administrative services agreement for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $60,000 and $15,000 for such expenses under the administrative services agreement for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, there is $135,000 and $75,000 outstanding, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

Advances from Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. During the three and six months ended June 30, 2022 and 2021, the related party did not pay any expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

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

On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 (the “April Note”). The April Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of June 30, 2022, the outstanding balance on the April Note was $1,200,000.

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

NOTE 7.    STOCKHOLDERS’ EQUITY

Preferred Stock  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock  — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock issued and outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.At June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8.    WARRANTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2022	2021
Assets:
Investments held in Trust Account	1	$230,422,246	230,040,937
Forward Purchase Asset	3	116,500	90,500

Liabilities:
Warrant liability - Private Placement Warrants	3	$1,295,580	3,743,520
Warrant liability - Public Warrants	2	2,234,450	6,440,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant. Due to low trading activity during the three and six months ended June 30, 2022, the Public Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 1 where they were classified at December 31, 2021.

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

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. In order to value the forward purchase asset, the Company used a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Common Stock subject to possible redemption (temporary equity) and Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants, Private Placement Warrants and forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the initial measurement date due to the use of unobservable inputs.

As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As June 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at June 30, 2022 and December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. As of June 30, 2022 and December 31, 2021, the forward purchase warrants were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of June 30, 2022 and December 31, 2021, the forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021.

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2021	$90,500
Change in fair value of forward purchase asset	26,000
Balance, net, June 30, 2022	$116,500

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2021	$3,743,520
Change in fair value of derivative liabilities	(2,447,940)
Balance, net, June 30, 2022	$1,295,580

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants and forward purchase agreement	15,411,375
Change in fair value of derivative liabilities	(355,840)
Balance, net, June 30, 2021	$15,055,535

At June 30, 2022 and December 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	June 30, 2022		December 31, 2021
Risk-free interest rate	2.48-3.02%		0.08-1.12%
Expected life of grants	5.44	years	5.69	years
Expected volatility of underlying stock	2.1%		10.2%
Dividends	0%		0%

As of June 30, 2022 and December 31, 2021, the forward purchase asset was $116,500 and $90,500, respectively. As of June 30, 2022 and December 31, 2021, the derivative liability was $3,530,030 and $10,182,520, respectively. In addition, for the three months ended June 30, 2022 and 2021, the Company recorded $546,440 and $355,840 as a gain on the change in fair value of the derivative instruments on the condensed statements of operations, respectively. In addition, for the six months ended June 30, 2022 and 2021, the Company recorded $6,679,490 and $355,840 as a gain on the change in fair value of the derivative instruments on the condensed statements of operations, respectively.

NOTE 10.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $744,231, which consists of an administrative services fee of $30,000 due to a related party and of operating costs of $1,608,370 offset by interest income on marketable securities held in the Trust Account of $347,699 and a change in fair value of the derivative warrant liabilities of $546,440.

For the three months ended June 30, 2021, we had a net loss of $525,684, which consists of an administrative services fee of $15,000 due to a related party and of operating costs of $276,526 offset by interest income on marketable securities held in the Trust Account of $1,950 and a change in fair value of the derivative warrant liabilities of $355,840. In addition, the Company recorded costs associated with warrant liabilities of $591,948.

For the six months ended June 30, 2022, we had net income of $5,038,524, which consists of an administrative services fee of $60,000 due to a related party and of operating costs of $1,962,275 offset by interest income on marketable securities held in the Trust Account of $381,309 and a change in fair value of the derivative warrant liabilities of $6,679,490.

For the six months ended June 30, 2021, we had a net loss of $530,317, which consists of an administrative services fee of $15,000 due to a related party and of operating costs of $281,159 offset by interest income on marketable securities held in the Trust Account of $1,950 and a change in fair value of the derivative warrant liabilities of $355,840. In addition, the Company recorded costs associated with warrant liabilities of $591,948.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,107,291 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $457,291 of other costs.

For the six months ended June 30, 2022 and 2021, cash used in operating activities was $1,658,848 and $281,095 respectively. For the six months ended June 30, 2022, net income of $5,038,524 was affected by interest earned on marketable securities held in the Trust Account of $381,309, a gain in fair value of derivative liabilities of $6,679,490, and changes in operating assets and liabilities, which provided $363,427 of cash from operating activities. For the six months ended June 30, 2021, cash used in operating activities was $281,095. For the six months ended June 30, 2021, net loss of $530,317 was affected by interest earned on marketable securities held in the Trust Account of $1,950, a gain in fair value of derivative liabilities of $355,840, costs associated with warrant liabilities of $591,948 and changes in operating assets and liabilities, which used $15,064 of cash from operating activities.

As of June 30, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $230,422,246 and $ 230,040,937, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay taxes, if any. During the period three and six months ended June 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $180,995 and $ 639,843 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Our significant accounting policies are summarized in Note 2 of our condensed financial statements.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that the previously disclosed material weakness that existed solely due to the event that led to the Company’s amendment to its Quarterly Report for the fiscal quarter ended September 30, 2021, no longer existed as a result of the remediation steps to address the material weakness and the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On April 11, 2022, our Compensation Committee recommended, and our board of directors approved, changes in our compensation policy and arrangements for independent directors serving on our board of directors. Effective April 12, 2022, each independent director received for his or her respective service on our board of directors a one-time cash payment in the amount of $400,000, prorated should he or she not continue to serve on our board of directors during the entire period under consideration. Shortly thereafter, each independent director sold 40,000 shares of Class B common stock to the Sponsor in exchange for $139.13.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
10.1	Promissory Note, dated April 12, 2022, by and between the Company as the maker and the Sponsor as the payee. (3)
10.2*	Engagement Letter, dated April 12, 2022, by and between the Company and Makan Delrahim.
10.3*	Engagement Letter, dated April 12, 2022, by and between the Company and Dhiren Fonseca.
10.4*	Engagement Letter, dated April 12, 2022, by and between the Company and Dominique Mielle.
10.5	Letter Agreement, dated July 25, 2022, by and between the Company and Brad Bisca. (4)
10.6	Indemnification Agreement, dated July 26, 2022, by and between the Company and Brad Bisca. (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 12, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date:August 15, 2022	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Brad Bisca
	Name:	Brad Bisca
	Title:	Chief Financial Officer (Principal Financial Officer)