Form 10-Q
period 2022-09-30
Osiris Acquisition Corp.
filed 2022-11-14
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSIRIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash	$50,096	$639,843
Prepaid expenses	225,579	459,575
Due from Sponsor	59	59
Total current assets	275,734	1,099,477
Forward purchase asset	—	90,500
Investments held in Trust Account	231,336,755	230,040,937
Total assets	$231,612,489	$231,230,914
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,234,270	$712,774
Accrued offering costs	474,561	431,000
Note payable – Sponsor	1,200,000	—
Total current liabilities	2,908,831	1,143,774
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	646,500	—
Derivative warrant liabilities	2,593,240	10,183,520
Total liabilities	14,198,571	19,377,294
Commitments and contingencies
Class A common stock subject to possible redemption (23,000,000 shares at approximately $10.04 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively)	230,960,467	230,000,000
Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, no non-redeemable shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding September 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,547,124)	(18,146,955)
Total stockholders’ deficit	(13,546,549)	(18,146,380)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$231,612,489	$231,230,914

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
EXPENSES
Administrative fee - related party	$30,000	$30,000	$90,000	$45,000
General and administrative	468,769	478,109	2,431,044	759,268
TOTAL EXPENSES	498,769	508,109	2,521,044	804,268

OTHER INCOME (EXPENSES)
Interest earned on Investments held in Trust Account	1,132,777	5,376	1,514,086	7,326
Transaction costs associated with warrant liabilities	—	—	—	(591,948)
Change in fair value of derivative warrant liabilities and forward purchase agreement	173,790	5,802,479	6,853,280	6,158,319
TOTAL OTHER INCOME (EXPENSES) - NET	1,306,567	5,807,855	8,367,366	5,573,697

INCOME BEFORE INCOME TAXES	807,798	5,299,746	5,846,322	4,769,429
Income tax provision	(286,024)	—	(286,024)	—
Net income	$521,774	$5,299,746	$5,560,298	$4,769,429
Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	23,000,000	23,000,000	11,373,626
Basic and diluted net income per share of Class A common stock	$0.02	$0.18	$0.19	$0.28
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share of Class B common stock	$0.02	$0.18	$0.19	$0.28

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months ended September 30, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	5,750,000	$575	$—	$(13,190,288)	$(13,189,713)
Change in value of Class A common stock to redemption value	—	—	—	(878,610)	(878,610)
Net income	—	—	—	521,774	521,774
Balance as of September 30, 2022	5,750,000	$575	$—	$(13,547,124)	$(13,546,549)

For the Three Months ended September 30, 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021	5,750,000	$575	$—	$(22,426,627)	$(22,426,052)
Net income	—	—	—	5,299,746	5,299,746
Balance as of September 30, 2021	5,750,000	$575	$—	$(17,126,881)	$(17,126,306)

For the Nine Months ended September 30, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Change in value of Class A common stock to redemption value	—	—	—	(960,467)	(960,467)
Net income	—	—	—	5,560,298	5,560,298
Balance as of September 30, 2022	5,750,000	$575	$—	$(13,547,124)	$(13,546,549)

For the Nine Months ended September 30, 2021

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	5,750,000	$575	$24,425	$(2,069)	$22,931
Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157
Change in value of Class A common stock to redemption value	—	—	(983,582)	(21,894,241)	(22,877,823)
Net income	—	—	—	4,769,429	4,769,429
Balance as of September 30, 2021	5,750,000	$575	$—	$(17,126,881)	$(17,126,306)

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,560,298	$4,769,429
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(1,514,086)	(7,326)
Transaction costs associated with warrant liabilities	—	591,948
Change in fair value of derivative liabilities and forward purchase agreement	(6,853,280)	(6,158,319)
Changes in operating assets and liabilities:
Prepaid expenses	233,996	(548,007)
Accrued offering costs	43,561	431,000
Accounts payable and accrued expenses	521,496	603,691
Net Cash Used in Operating Activities	(2,008,015)	(317,584)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account to pay franchise taxes	218,268	—
Due from Sponsor	—	(5,420)
Net Cash Provided by (Used in) Investing Activities	218,268	(230,005,420)

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	—	224,350,761
Sale of Private Placement Warrants to Sponsor	—	6,600,000
Proceeds from note payable - Sponsor	1,600,000	—
Repayment of note payable - Sponsor	(400,000)	—
Net Cash Provided by Financing Activities	1,200,000	230,950,761

Net change in cash	(589,747)	627,757
Cash at beginning of period	639,843	25,000
Cash at end of period	$50,096	$652,757
Supplemental disclosure of non-cash financing activities:
Deferred underwriting costs	$—	$8,050,000

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

Going Concern Considerations, Liquidity and Capital Resources

The Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (May 18, 2023) as intended by management. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

In addition, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of September 30, 2022, the Company had a working capital deficit of approximately $2.6 million and cash and cash equivalents of approximately $50,100.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K including the audited financial statements as of and for the year ended December 31, 2021 filed with the SEC on March 29, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed balance sheets.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had approximately $231.3 million and $230.0 million, respectively, in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a- 7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest earned on Investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)
Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Change in carrying value to redemption value	960,467
Class A common stock subject to possible redemption, September 30, 2022	$230,960,467

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Earnings and losses are shared pro rata between the two classes of shares. Net income per common share, basic and diluted, for each class of Common stock is calculated by dividing the proportionate share of income or loss by the weighted average number of Common stock for that class of stock outstanding since original issuance. This presentation assumes a business combination as the most likely outcome.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock Numerator:
Allocation of net income	$417,419	$104,355	$4,239,797	$1,059,949
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.02	$0.02	$0.18	$0.18

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock Numerator:
Allocation of net income	$4,448,238	$1,112,060	$3,167,855	$1,601,574
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	11,373,626	5,750,000
Basic and diluted net income per share of common stock	$0.19	$0.19	$0.28	$0.28

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants and the Forward Purchase Agreement are derivative instruments. As the Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as an asset or a liability. Accordingly, the Company classifies the instruments as an asset or a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants are valued using the publicly traded price of the Company’s stock. The Private Placement Warrants and the Forward Purchase Agreement will be estimated using a modified Black-Scholes model and an internal valuation model, respectively. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. See Note 10 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 for such expenses under the administrative services agreement for the three months ended September 30, 2022 and 2021. The Company incurred $90,000 and $45,000 for such expenses under the administrative services agreement for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there is $165,000 and $75,000 outstanding, respectively, which is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

Advances from Related Party

During the nine months ended September 30, 2021, the Company paid an affiliate of the Sponsor for certain operating costs totaling $5,420 on behalf of the Sponsor. The Sponsor repaid the Company $5,361 in October 2021. During the three and nine months ended September 30, 2022, the Company did not pay any expenses on behalf of the Sponsor. As of September 30, 2022 and December 31, 2021, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 (the “April Note”). The April Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2022, the outstanding balance on the April Note was $1,200,000 which is included in Note payable – Sponsor on the accompanying unaudited condensed balance sheets. On October 12 2022, the Sponsor agreed to loan the Company an aggregate of $300,000 under the April Note.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

The Company classifies the Forward Purchase agreement as an asset or liability, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This asset is subject to re-measurement at each balance sheet date. With each such re-measurement, the asset will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

NOTE 7.    STOCKHOLDERS’ DEFICIT

Preferred Stock  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock  — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock issued and outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.At September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

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

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

NOTE 9.    FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description:	Level	2022	2021
Assets:
Investments held in Trust Account	1	$231,336,755	$230,040,937
Forward Purchase Asset	3	$—	$90,500

Liabilities:
Warrant liability - Private Placement Warrants	3	$1,098,240	$3,743,520
Warrant liability - Public Warrants	1	$—	$6,440,000
Warrant liability - Public Warrants	2	$1,495,000	$—
Forward Purchase Liability	3	$646,500	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant. Due to low trading activity during the three and nine months ended September 30, 2022, the Public Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 1 where they were classified at December 31, 2021.

The Public Warrants, Private Placement Warrants and the forward purchase units were accounted for as assets or liabilities in accordance with ASC 815-40 and are presented within assets or liabilities on the condensed balance sheets. The warrant liabilities and the forward purchase units are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative instruments in the condensed statement of operations.

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

As of September 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 on the Fair Value Hierarchy. As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As September 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at September 30, 2022 and December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. As of September 30, 2022 and December 31, 2021, the forward purchase warrants were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of September 30, 2022 and December 31, 2021, the forward purchase warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022 and 2021.

Fair Value
Measurement
Using Level 3
Forward purchase asset (liability)	Inputs Total
Balance, December 31, 2021	$90,500
Change in fair value of forward purchase agreement	(737,000)
Balance, net, September 30, 2022	$(646,500)

Fair Value
Measurement
Using Level 3
Derivative warrant liability	Inputs Total
Balance, December 31, 2021	$3,743,520
Change in fair value of derivative liabilities	(2,645,280)
Balance, net, September 30, 2022	$1,098,240

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants and forward purchase agreement	15,411,375
Transfer to Level 1	(5,646,500)
Change in fair value of derivative liabilities	(5,802,479)
Balance, net, September 30, 2021	$3,606,556

At September 30, 2022 and December 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	September 30, 2022		December 31, 2021
Risk-free interest rate	2.48-4.03%		0.08-1.12%
Expected life of grants	5.44	years	5.69	years
Expected volatility of underlying stock	2.0%		10.2%
Dividends	0%		0%

At September 30, 2022 and December 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	September 30, 2022		December 31, 2021
Implied Stock Price	$9.80		$9.68
Concluded Value of Private Warrants	$0.17		$0.57
Concluded Unit Value	$9.89		$9.96
Risk-free interest rate	3.95%		0.27%
Expected life of forward purchase agreement	0.63	years	0.69	years

OSIRIS ACQUISITION CORP.

SEPTEMBER 30, 2022

As of September 30, 2022 and December 31, 2021, the forward purchase liability was $646,500 and forward purchase asset was $90,500, respectively. As of September 30, 2022 and December 31, 2021, the derivative liability was $2,593,240 and $10,183,520, respectively. In addition, for the three months ended September 30, 2022 and 2021, the Company recorded $173,790 as a loss and $5,802,479 as a gain on the change in fair value of the derivative instruments on the condensed statements of operations, respectively. In addition, for the nine months ended September 30, 2022 and 2021, the Company recorded $6,853,280 and $6,158,319 as a gain on the change in fair value of the derivative instruments on the unaudited condensed statements of operations, respectively.

NOTE 10.    SUBSEQUENT EVENTS

On October 12, 2022, the Sponsor agreed to loan the Company an aggregate of $300,000 under the April Note. See Note 5.

On October 21, 2022, the Company filed a preliminary proxy statement announcing a meeting of the Company’s stockholders (the “Extension Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on May 18, 2021, from May 18, 2023 to May 18, 2024 (the “Extension Amendment Proposal”). For additional information regarding the Extension Meeting and the Extension Amendment Proposal, refer to the Company’s preliminary proxy statement, as filed with the SEC on October 21, 2022 and to the Company’s definitive proxy statement once filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Osiris Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Osiris Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in Item 1 of this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2021, including our audited consolidated financial statements and related notes contained therein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed on October 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination (the “Initial Business Combination”) using cash from the proceeds of the initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants” or “Private Warrants”), our capital stock, debt or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $521,774, which consists of an administrative services fee of $30,000 due to a related party, and of operating costs of $468,769 offset by interest income on marketable securities held in the Trust Account of $1,132,777 and a change in fair value of the derivative warrant liabilities and forward purchase agreements of $173,790. In addition, the Company recorded an income tax provision of $286,024.

For the three months ended September 30, 2021, we had net income of $5,299,746, which consists of an administrative services fee of $30,000 due to a related party and of operating costs of $478,109 offset by interest income on marketable securities held in the Trust Account of $5,376 and a change in fair value of the derivative warrant liabilities and forward purchase agreements of $5,802,479.

For the nine months ended September 30, 2022, we had net income of $5,560,298, which consists of an administrative services fee of $90,000 due to a related party and of operating costs of $2,431,044 offset by interest income on marketable securities held in the Trust Account of $1,514,086 and a change in fair value of the derivative warrant liabilities and forward purchase agreements of $6,853,280. In addition, the Company recorded an income tax provision of $286,024.

For the nine months ended September 30, 2021, we had net income of $4,769,429, which consists of an administrative services fee of $45,000 due to a related party and of operating costs of $759,268 offset by interest income on marketable securities held in the Trust Account of $7,326 and a change in fair value of the derivative warrant liabilities and forward purchase agreements of $6,158,319. In addition, the Company recorded costs associated with warrant liabilities of $591,948.

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

For the nine months ended September 30, 2022 and 2021, cash used in operating activities was $2,051,576 and $748,584, respectively. For the nine months ended September 30, 2022, net income of $5,560,298 was affected by interest earned on marketable securities held in the Trust Account of $1,514,086, a gain in fair value of derivative liabilities of $6,853,280, and changes in operating assets and liabilities, which provided $755,492 of cash from operating activities. For the nine months ended September 30, 2021, net income of $4,769,429 was affected by interest earned on marketable securities held in the Trust Account of $7,326, a gain in fair value of derivative liabilities of $6,158,319, costs associated with warrant liabilities of $591,948 and changes in operating assets and liabilities, which provided $55,684 of cash from operating activities.

As of September 30, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $231,336,755 and $230,040,937, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay taxes, if any. During the period three and nine months ended September 30, 2022, we withdrew $218,268 of interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $50,096 and $639,843 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

In addition, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of September 30, 2022, the Company had a working capital deficit of approximately $2.9 million and cash and cash equivalents of approximately $50,100.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Excise Tax included in the Inflation Reduction Act of 2022 (the “IR Act”) may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
10.1	Letter Agreement, dated July 25, 2022, by and between the Company and Brad Bisca. (4)
10.2	Indemnification Agreement, dated July 26, 2022, by and between the Company and Brad Bisca. (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 12, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Brad Bisca
	Name:	Brad Bisca
	Title:	Chief Financial Officer (Principal Financial Officer)