Form 10-K
period 2022-12-31
Osiris Acquisition Corp.
filed 2023-04-19
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The aggregate market value of the registrants Class A common stock held by non-affiliates as of June 30, 2022 (the last business day of its most recently completed second fiscal quarter) was $224,710,000.

As of April 17, 2023, there were 3,103,541 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the company (as defined below) may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the attractiveness of our company to potential target businesses in light of our relatively small size of our trust account;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities, including the possibility that we may be de-listed from the New York Stock Exchange;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Extension and Redemptions

On December 14, 2022, we held a special meeting of stockholders (the “Meeting”), where our stockholders approved a proposal (the “Extension Amendment Proposal”) to amend the company’s amended and restated certificate of incorporation to extend the date by which the company must consummate its initial business combination from May 18, 2023 to May 18, 2024, or such earlier date as determined by the company’s board of directors (the “Extension”, and such later date, the “Extended Date”).

In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the company’s trust account. As a result, $199,650,204 (approximately $10.03 per share) was removed from the company’s trust account to pay such holders. 3,103,541 of the public shares issued in our IPO remain outstanding.

Following the Meeting, on December 14, 2022, the company’s board of directors waived the condition to the Extension Amendment Proposal providing that no more than $75 million of redemptions occur.

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

Financial Position

With funds available for a business combination in the amount of $31,685,865 as of December 31, 2022, assuming no further redemptions and after payment of $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption of Shares of Class A Common Stock and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have 36 months from the closing of the Initial Public Offering (the “completion window”) to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	being a company with no operating history and no revenues;
●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
●	our public stockholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange, particularly in light of the recent redemptions;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our stockholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	the attractiveness of our company to potential target businesses in light of our relatively small size of our trust account;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

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

If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our sponsor owns approximately 54.9% of our outstanding common stock and have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, our sponsor would have the ability approve any initial business combination without the participation of public shareholders (assuming all issued and outstanding shares are voted and the option to purchase additional units is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor to vote any founder shares and any public shares held by them in favor of our initial business combination will allow us to obtain the requisite stockholder approval for such initial business combination.

As a result of the Extension Redemptions, our sponsor currently own a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters. Additionally, our sponsor has agreed to vote in favor of the business combination, regardless of how public stockholders vote.

As a result of the Extension Redemptions, our sponsor owns and are entitled to vote an aggregate of approximately 54.9% of our outstanding common stock, which represents a majority of outstanding common stock. As such, our sponsor has the ability to outright control our affairs through the election and removal of the entire board of directors and all other matters requiring stockholder approval, including a future business combination, merger or consolidation of the company, or a sale of all or substantially all of our assets. This concentrated control limits our public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in corporate matters, through stockholder votes and otherwise.

In addition, our sponsor has agreed to vote its shares in favor of an initial business combination. These shares are sufficient to approve an initial business combination and all other proposals being presented at the relevant meeting. Accordingly, if and when we present an initial business to our stockholders for a vote, we expect to be able to obtain the necessary stockholder approval for such business combination and other proposals, even if our public stockholders vote against the business combination and such proposals.

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

We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. In connection with the Extension, stockholders holding 19,896,459 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $199.65 million (approximately $10.034 per share) was removed from the trust account to pay such redeeming holders.

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

In connection with the Extension, stockholders holding 19,896,459 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $199.65 million (approximately $10.034 per share) was removed from the trust account to pay such redeeming holders.

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

There are no assurances that the Extension will enable us to complete a business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Even though the Extension was approved, we can provide no assurances that a business combination will be considered or consummated prior to the Extended Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. We expect to continue to pursue opportunities for business combinations, negotiate transaction documents and then seek stockholder approval of a business combination. There can be no assurances that we will identify a suitable transaction target, and even if we do, that we will be able to complete a Business Combination prior to the Extension date.

We were required to offer stockholders the opportunity to redeem shares in connection with the Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. In connection with the Extension, stockholders holding 19,896,459 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $199.65 million (approximately $10.034 per share) was removed from the trust account to pay such redeeming holders.

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

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Even if a business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have another redemption period in connection with a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities and instead in interest-bearing savings accounts, which may limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders.

As of November 7, 2022, the record date for the Special Meeting, the proceeds from our IPO and the simultaneous private placement were being held in our Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities”, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. On November 17, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company will seek to place the deposits in interest bearing savings accounts when possible. The funds are currently in accounts paying 3.0% interest, however, deposits rates are subject to change and can be changed at any time without our consent. The net proceeds will no longer be invested in securities of any type. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) may not increase substantially, which could limit the interest income available for payment of taxes and dissolution expenses for distribution to public stockholders in connection with our liquidation or in connection with the consummation of our business combination. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes its credit risk is mitigated due to the high quality of the banks in which it places its deposits.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Because of our limited resources, including as a result of the approximately $199.7 million payment to holders who redeemed shares in connection with the Extension, and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

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

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. In connection with the Extension, stockholders holding 19,896,459 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $199,650,204 (approximately $10.03 per share) was removed from the company’s trust account to pay such holders. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, $800,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,200,000, we may fund such excess with funds held outside the trust account, loans or additional investments from our sponsor, members of our management team or any of their respective affiliates or other third parties. Conversely, in the event that the offering expenses are less than our estimate of $1,200,000, the excess would be held outside of the trust account. In addition, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Based upon current interest rates, we expect the trust account to generate approximately $1.4 million of interest annually (assuming an interest rate of 4.50% per year); however, we can provide no assurances regarding this amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us in connection with our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company although we intend to hold the proceeds from our IPO and the simultaneous private placement in interest-bearing savings accounts (see “We do not intend to continue to invest the proceeds held in the Trust Account in interest- bearing securities and instead in interest-bearing savings accounts, which may limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders” below). If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which SPACs typically engage. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, future extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

In connection with the Extension, stockholders holding 19,896,459 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, immediately after such redemptions, there were 536,896,459 and 54,250,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and any forward purchase warrants and upon the conversion of the Class B common stock or the forward purchase shares.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek further amendments to our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. In connection with the Extension, stockholders holding 19,896,459 shares of Class A common stock (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $199.65 million (approximately $10.03 per share) was removed from the trust account to pay such redeeming holders. We cannot assure you that we will not seek to amend our charter or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our units, our Class A common stock and warrants listed on the NYSE. Although after giving effect to the Initial Public Offering we met the minimum initial listing standards set forth in the NYSE’s listing standards, we may currently be and may in the future continue to be below the minimum listing standards of the NYSE. As a result, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we are required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 36th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Certain of our warrants and our forward purchase agreement are accounted for as liabilities and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

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

We have identified a material weakness in our internal control over financial reporting due to the events that led to our delinquent filing for the year ended December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Due to the events that led to our delinquent filing for the year ended December 31, 2022, our management concluded that a material weakness exists in our internal controls over financial reporting.

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

As a result of the material weakness in our internal controls over financial reporting described above, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

As of the date of this annual report, our initial stockholders own an aggregate of 5,750,000 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the Initial Public Offering. In March 2021, our sponsor transferred 718,750 founder shares to our president, 300,000 shares to our chairman, 359,375 shares to our lead director and 40,000 founder shares to each of our three other independent directors. In May 2021, certain of our initial stockholders forfeited 575,000 founder shares to us for no consideration, resulting in our initial stockholders owning an aggregate of 6,612,500 founder shares. In July 2021, certain of the company’s initial stockholders forfeited 862,500 Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 5,750,000 founder shares. In April 2022, our sponsor bought back 40,000 founder shares from each of Ms. Mielle, Mr. Delrahim and Mr. Fonseca (collectively, 120,000 founder shares) at cost ($0.003 / share). The founder shares will be worthless if we do not complete an initial business combination.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions have adversely affected and could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds if needed.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

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

Holders

Although there are a larger number of beneficial owners, at March 31, 2023, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 5, 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In February 2021, our sponsor surrendered 1,437,500 founder shares. In May 2021, certain of the company’s initial stockholders, including the sponsor, forfeited 575,000 founder shares to the company for no consideration. In July 2021, certain of the company’s initial stockholders forfeited 862,500 Class B common stock in connection with the determination by the underwriters of our public offering not to exercise in full the over-allotment option granted to them, resulting in our initial stockholders holding 5,750,000 founder shares. In April 2022, our sponsor bought back 40,000 founder shares from each of Ms. Mielle, Mr. Delrahim and Mr. Fonseca (collectively, 120,000 founder shares) at cost ($0.003 / share). All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock upon completion of the Initial Public Offering.

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

Extension and Redemptions

On December 14, 2022, we held the Meeting, where our stockholders approved the Extension Amendment Proposal to extend the date by which the company must consummate its initial business combination from May 18, 2023 to May 18, 2024, or such earlier date as determined by the company’s board of directors.

In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the company’s trust account. As a result, $199,650,203.87 (approximately $10.03 per share) was removed from the company’s trust account to pay such holders. 3,103,541 of the public shares issued in our IPO remain outstanding.

Following the Meeting, on December 14, 2022, the company’s board of directors waived the condition to the Extension Amendment Proposal providing that no more than $75 million of redemptions occur.

Item 6.	[Reserved].
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $6,960,758 which consists of by interest earned on investments held in the Trust Account of $2,885,369 and the change in fair value of warrant liabilities and forward purchase asset/liability of $7,909,486, partially offset by operating costs of $3,303,458 and income taxes of $530,639.

For the year ended December 31, 2021, we had net income of $3,749,355, which consists of operating costs of $1,017,989 and costs associated with warrant liabilities of $591,948 offset by interest earned on investments held in the Trust Account of $40,937 and the change in fair value of warrant liabilities and forward purchase asset/liability of $5,318,355.

Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of December 31, 2022, the Company had a working capital deficit of approximately $2.2 million and cash of approximately $1.3 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account and as of December 31, 2022, we had $1,263,707 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Of this $1,263,707 of cash held outside of the Trust Account as of December 31, 2022, $700,000 that had been withdrawn the pay estimated taxes will be returned to the Trust Account because actual taxes were lower than estimated. We incurred $13,707,892 in transaction costs, including $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions and $1,067,892 of other fees.

On December 14, 2022, we held the Meeting, where our stockholders approved the Extension Amendment Proposal to extend the date by which the company must consummate its initial business combination from May 18, 2023 to May 18, 2024, or such earlier date as determined by the company’s board of directors.

In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the company’s trust account. As a result, $199,650,204 (approximately $10.03 per share) was removed from the company’s trust account to pay such holders. 3,103,541 of the public shares issued in our IPO remain outstanding.

Following the Meeting, on December 14, 2022, the company’s board of directors waived the condition to the Extension Amendment Proposal providing that no more than $75 million of redemptions occur.

For the year ended December 31, 2022, cash used in operating activities was $2,514,162. Interest earned on investments held in the Trust Account of $2,885,369, the change in fair value of warrant liabilities and forward purchase asset/liability of $7,909,486 and changes in operating assets and liabilities, which provided $1,319,935 of cash from operating activities, contributed to net income of $6,960,758.

As of December 31, 2022, we had cash held in the Trust Account of $31,685,865. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the year ended December 31, 2022, we withdrew interest earned on the Trust Account of $1,638,019. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $1,263,707 outside of the Trust Account. Of this $1,263,707 of cash held outside of the Trust Account as of December 31, 2022, $700,000 that had been withdrawn the pay estimated taxes will be returned to the Trust Account because actual taxes were lower than estimated. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “ Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants are estimated primarily using market information. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the events that led to the Company's delinquent filing for the year ended December 31, 2022 and a material weakness existed.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the December 31, 2022, our Company’s internal control over financial reporting were not effective due to the material weakness noted above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Benjamin E. Black	38	Chief Executive Officer and Director
Benjamin Fader-Rattner	41	President and Director
Brad Bisca	28	Chief Financial Officer and Secretary
Michael Abt	60	Chairman
Omar Johnson	48	Lead Director
Makan Delrahim	53	Director
Dhiren Fonseca	58	Director
Dominique Mielle	54	Director
Asad Hassaini	31	Director

Benjamin E. Black is our Chief Executive Officer and Director. Mr. Black is the Founder and Managing Partner of Fortinbras, a Special Situations investment fund founded in October 2020. Prior to Fortinbras, Mr. Black was Senior Portfolio Manager at Knowledge Universe Holdings where he ran a portfolio of investments across the capital structure with a focus on credit. Mr. Black was a co-founder of biotech-focused venture capital firm, OCV, where he also served as COO & CFO at portfolio investments. Previously Mr. Black worked in Private Equity at Apollo Global Management and was an Attorney at Sullivan & Cromwell. He began his career in Technology, Media & Telecom banking at Goldman Sachs & Co. Mr. Black holds a JD/MBA from Harvard University, an LLM in Taxation from New York University School of Law, and received a B.A. in History, cum laude, from The University of Pennsylvania. Mr. Black is a member of the New York Bar Association, and serves on the Board of Directors of Huddle House, Phaidon Press, Dogpound Gym and the Melanoma Research Alliance.

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

Brad Bisca Mr. Bisca is a principal at Fortinbras Enterprises LP, a Special Situations investment fund, where he served as a senior associate from March 2021 until December 2021. Prior to joining Fortinbras Enterprises LP, from March 2019 until March 2021, Mr. Bisca was an associate at Beach Point Capital Management, working for its Tactical Opportunities Fund, which focused on opportunistic private equity and debt investments. In July 2016, Mr. Bisca began his career in the Mergers & Acquisitions group at RBC Capital Markets, primarily focused on the Technology, Media & Telecommunications and Consumer & Retail sectors.

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

Makan Delrahim is our director. Makan Delrahim is a partner at the global law firm, Latham & Watkins LLP. He is also an adjunct lecturer in law at the University of Pennsylvania School of Law. Previously, he served as the 35th Assistant Attorney General for the Antitrust Division of the United States Department of Justice following his confirmation by the United States Senate in September 2017. Mr. Delrahim’s legal background covers a wide range of industries and issues including antitrust, media, communications and technology, and he is a former partner and co-chair of the antitrust practice of a national law firm. From 2003 to 2005, Mr. Delrahim served in the Antitrust Division as a Deputy Assistant Attorney General for Appellate, International, and Policy, working on the Attorney General’s Task Force on Intellectual Property and as Chairman of the Merger Working Group of the International Competition Network. Separately, Mr. Delrahim served as a Commissioner on the Antitrust Modernization Commission from 2004 to 2007. Earlier in his career, Mr. Delrahim served first as intellectual property and antitrust counsel, and later as the Staff Director and Chief Counsel of the U.S. Senate Judiciary Committee. Mr. Delrahim holds a B.S. from UCLA, a J.D. from George Washington University Law School, and a M.S. in Biotechnology from Johns Hopkins University. We believe that Mr. Delrahim is well qualified to serve as a director due to his extensive background in government and business.

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

Dominique Mielle is our director. Ms. Mielle was a partner at Canyon Capital Advisors, LLC (“Canyon”) from August 1998 to December 2017, where she primarily focused on stressed and distressed investments in the transportation, technology, retail, and consumer product sectors. She also led Canyon’s CLO business. Ms. Mielle has played key roles in complicated bankruptcies, serving as a leading creditors’ committee member for Puerto Rico, and as a restructuring committee member for various U.S. airlines in the wake of the September 11 attacks. She was a director and the audit committee chair for PG&E during its bankruptcy process and emergence, currently serves on the board of and on the audit committees of Tiptree Inc. (TIPT) and Studio City International (MSC), and currently serves on the board of Ready Capital Corporation (RC). She is the author of the book “Damsel in Distressed.” Ms. Mielle graduated from Stanford University Graduate School and HEC Paris. We believe that Ms. Mielle is well qualified to serve as a director due to her extensive background in finance and business.

Asad Hussaini is our director. Since January 2022, Mr. Hussaini has served on the Global Advisory Council for the Wilson Center. He also serves as the Head of Special Products for Peninsula Real Estate where he oversees relationships primarily with acquisition targets, financial institutions and potential investors, since August 2019. Additionally, he has been a Partner at Zafcomm LLC, a commodities trading firm based in the UAE and focuses on trading small cap commodities, since January 2016. He currently serves as an Advisory Board Member for Coast Capital Management and as a Board Member for Quality Standard Construction. Mr. Hussaini received his B.A. from American University in 2014and his graduate degree from Georgetown University in 2016. Mr. Hussaini’s executive experience and background in real estate, investments in public equities, venture capital, commodities & hedge funds will make him a valuable addition to the Company’s board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022, there were no delinquent filers.

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

None of our executive officers or directors have received any cash compensation for services rendered to us except that Ms. Mielle, Mr. Delrahim and Mr. Fonseca each received compensation of approximately $400,000 for their services in fiscal years 2021 and 2022, collectively. We pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 36 months, an affiliate of the sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the March 31, 2023, by:

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

	Class A common stock		Class B common stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Common Stock(2)
Osiris Sponsor, LLC (our sponsor)(2)(3)	—	—	4,862,500	84.6%	54.9%
Benjamin E. Black(3)	—	—	4,862,500	84.6%	54.9%
Jefferies Financial Group Inc.(4)	2,277,000	73.4%	—	—	25.7%
Benjamin Fader-Rattner(2)	—	—	300,000	5.2%	3.4%
Brad Bisca(2)	—	—	2,500	*	*
Michael Abt(2)	—	—	240,000	4.2%	2.7
Makan Delrahim(2)	—	—	—	—	—
Dhiren Fonseca(2)	—	—	—	—	—
Omar Johnson(2)	—	—	287,500	5.0%	3.2%
Dominique Mielle(2)	—	—	—	—	—
Asad Hussaini(2)			—	—	—
All directors and executive officers as a group (9 Individuals)(2)	—	—	5,692,500	99.0%	64.3%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Osiris Acquisition Corp., 95 5th Avenue, 6th Floor, New York, NY 10003.
(2)	Interests in Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.
(3)	Osiris Sponsor, LLC is a Delaware limited liability company (“Sponsor”) managed by Fortinbras SPAC Holdings, LLC, a Delaware limited liability company. Fortinbras SPAC Holdings, LLC is managed by Fortinbras, a Delaware limited partnership. Fortinbras Enterprises Holdings LLC, a Delaware limited liability company (“HoldCo”) serves as the general partner of Fortinbras. Benjamin E. Black is the sole member of HoldCo and as such may be deemed to have voting and dispositive control of the shares of our common stock held of record by Sponsor.
(4)	According to Schedule 13D, filed on January 11, 2023 by Jefferies Financial Group Inc. and Jefferies LLC, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 520 Madison Avenue, New York, New York 10022.

Our sponsor beneficially owns 54.9% of the issued and outstanding shares of our common stock. Holders of Class B common stock will have the right to elect all of our directors prior to the consummation of our initial business combination. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

In April 2022, our sponsor bought back 40,000 founder shares from each of Ms. Mielle, Mr. Delrahim and Mr. Fonseca (collectively, 120,000 founder shares) at cost ($0.003 / share).

Benjamin E. Black, Benjamin Fader-Rattner and Omar Johnson, each of whom is a director of the company, each has an indirect economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor.

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

We entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $10,000 per month, for up to 36 months, for office space, utilities, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 36 months, an affiliate of our sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

●	payment to an affiliate of our sponsor of a total of $10,000 per month, for up to 36 months, for office space, utilities, administrative and support services;
●	reimbursement of legal fees and expenses incurred by our sponsor, officers or directors in connection with the initial business combination and their services to us;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and December 31, 2021 totaled $99,525 and $93,730, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2022 and December 31, 2021.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2022 and December 31, 2021.

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
3.2

Amendment, dated December 15, 2022, to Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company's current report on Form 8-K filed by the Registrant on December 15, 2022).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on May 5, 2021).
4.4

Warrant Agreement, dated May 13, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

4.5	Description of Securities of the Company (incorporated by reference to the Exhibit 4.5 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 29, 2022).
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

10.17

Promissory Note, dated April 12, 2022, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to the Exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q filed by the Registrant on May 16, 2022).

10.18

Letter Agreement, dated June 8, 2022, by and between the Company and Asad Hussaini (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on June 8, 2022).

10.19

Indemnification Agreement, dated June 8, 2022, by and between the Company and Asad Hussaini (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on June 8, 2022).

10.20

Letter Agreement, dated July 25, 2022, by and between the Company and Brad Bisca (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on July 26, 2022).

10.21

Indemnification Agreement, dated July 26, 2022, by and between the Company and Brad Bisca (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on July 26, 2022).

10.22

Engagement Letter, dated April 12, 2022, by and between the Company and Makan Delrahim (incorporated by reference to the Exhibit 10.2 filed with the Company’s quarterly report on Form 10-Q filed by the Registrant on August 15, 2022).

10.23

Engagement Letter, dated April 12, 2022, by and between the Company and Dhiren Fonseca (incorporated by reference to the Exhibit 10.3 filed with the Company’s quarterly report on Form 10-Q filed by the Registrant on August 15, 2022).

10.24

Engagement Letter, dated April 12, 2022, by and between the Company and Dominique Mielle (incorporated by reference to the Exhibit 10.4 filed with the Company’s quarterly report on Form 10-Q filed by the Registrant on August 15, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 18th day of April, 2023.

OSIRIS ACQUISITION CORP.

By:	/s/ Benjamin E. Black
Name:	Benjamin E. Black
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Benjamin E. Black	Chief Executive Officer,	April 18, 2023
Benjamin E. Black	and Director
(Principal Executive Officer)

/s/ Benjamin Fader-Rattner	President and Director	April 18, 2023
Benjamin Fader-Rattner

/s/ Brad Bisca	Chief Financial Officer	April 18, 2023
Brad Bisca	and Secretary (Principal Financial Officer)

/s/ Michael Abt	Chairman of Board of Directors	April 18, 2023
Michael Abt

/s/ Omar Johnson	Director	April 18, 2023
Omar Johnson

/s/ Makan Delrahim	Director	April 18, 2023
Makan Delrahim

/s/ Dhiren Fonseca	Director	April 18, 2023
Dhiren Fonseca

/s/ Dominique Mielle	Director	April 18, 2023
Dominique Mielle

/s/ Asad Hussaini	Director	April 18, 2023
Asad Hussaini

OSIRIS ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Osiris Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Osiris Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 18, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 18, 2023

PCAOB ID Number 100

OSIRIS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$563,707	$639,843
Cash – restricted	700,000	—
Prepaid expenses	207,596	459,575
Due from Sponsor	59	59
Total current assets	1,471,362	1,099,477
Forward purchase asset	—	90,500
Investments held in Trust Account	31,685,865	230,040,937
Total assets	$33,157,227	$231,230,914

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,780,730	$712,774
Accrued offering costs	431,000	431,000
Note payable – Sponsor	1,500,000	—
Total current liabilities	3,711,730	1,143,774
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	1,459,534	—
Derivative warrant liabilities	724,000	10,183,520
Total liabilities	13,945,264	19,377,294

Commitments and contingencies
Class A common stock subject to possible redemption (3,103,541 and 23,000,000 shares at approximately $10.03 and $10.00 per share redemption value as of December 31, 2022 and December 31, 2021, respectively)	31,143,793	230,000,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding September 30, 2022 and December 31, 2021 (excluding 3,103,541 and 23,000,000 shares subject to possible redemption at December 31, 2022 and December 31, 2021, respectively)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,932,405)	(18,146,955)
Total stockholders’ deficit	(11,931,830)	(18,146,380)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$33,157,227	$231,230,914

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
EXPENSES
Administrative fee – related party	$120,000	$75,000
General and administrative	3,183,458	942,989
TOTAL EXPENSES	3,303,458	1,017,989

OTHER INCOME (EXPENSES)
Interest earned on Investments held in Trust Account	2,885,369	40,937
Transaction costs associated with warrant liabilities	—	(591,948)
Change in fair value of derivative warrant liabilities and forward purchase asset/liability	7,909,486	5,318,355
TOTAL OTHER EXPENSE - NET	10,794,855	4,767,344

INCOME BEFORE INCOME TAXES	7,491,397	3,749,355
Income tax provision	(530,639)	—
Net income	$6,960,758	$3,749,355

Weighted average number of shares of Class A common stock outstanding, basic and diluted	22,836,467	14,304,110
Basic and diluted net income per share of Class A common stock	$0.24	$0.19

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share of Class B common stock	$0.24	$0.19

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year ended December 31, 2022

	Class B		Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Change in value of Class A common stock subject to possible redemption to redemption value	—	—	—	(746,208)	(746,208)
Net income	—	—	—	6,960,758	6,960,758
December 31, 2022	5,750,000	$575	$—	$(11,932,405)	$(11,931,830)

For the Year ended December 31, 2021

	Class B		Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	5,750,000	$575	$24,339	$(2,069)	$22,931

Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157

Fair value of Public Warrants	—	—	9,770,532	—	9,770,532

Change in value of Class A common stock subject to possible redemption to redemption value	—	—	(10,754,114)	(21,894,241)	(32,648,355)

Net income	—	—	—	3,749,355	3,749,355

Balance as of December 31, 2021	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$6,960,758	$3,749,355
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(2,885,369)	(40,937)
Transaction costs associated with warrant liabilities	—	591,948
Change in fair value of derivative liabilities and forward purchase asset/liability	(7,909,486)	(5,318,355)
Changes in operating assets and liabilities:
Prepaid expenses	251,979	(459,575)
Accrued Offering Costs	—	431,000
Accounts payable and accrued expenses	1,067,956	710,705
Net Cash Used in Operating Activities	(2,514,162)	(335,859)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account to pay taxes	1,638,019	—
Cash withdrawn from Trust Account for redemptions	199,602,422	—
Due from Sponsor	—	(59)
Net Cash Provided by (Used in) Investing Activities	201,240,441	(230,000,059)

Cash Flows From Financing Activities:
Sale of Units in Public Offering, net of underwriting discount	—	224,350,761
Sale of Private Placement Warrants to Sponsor	—	6,600,000
Redemption of Class A common stock	(199,602,415)	—
Proceeds from note payable – Sponsor	1,900,000	—
Repayment of note payable – Sponsor	(400,000)	—
Net Cash (Used In) Provided by Financing Activities	(198,102,415)	230,950,761

Net change in cash and cash – restricted	623,864	614,843
Cash and Cash – Restricted at beginning of year	639,843	25,000
Cash and Cash – Restricted at end of year	$1,263,707	$639,843
Supplemental disclosure of non-cash financing activities:
Deferred underwriting costs	$—	$8,050,000

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

DECEMBER 31, 2022 and 2021

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

For the year ended December 31, 2022, $1,638,019 was withdrawn from the Trust Account to pay taxes and $199,602,422 was withdrawn from the Trust Account for redemptions of Public Shares. For the year ended December 31, 2021, $218,268 was withdrawn from the Trust Account to pay taxes.

The Company has 36 months from the closing of the Initial Public Offering to complete an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of an Initial Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within 36 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an Initial Business Combination within the Combination Period.

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

Extension and Redemptions

On December 14, 2022, the Company held a meeting, where its stockholders approved the Extension Amendment Proposal to extend the date by which the company must consummate its initial business combination from May 18, 2023 to May 18, 2024, or such earlier date as determined by the company’s board of directors.

In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the company’s trust account. As a result, $199,650,204 (approximately $10.03 per share) was removed from the company’s trust account to pay such holders, representing 86.5% of the public shares. 13.5% of the public shares issued in our IPO remain outstanding.

Following the meeting, on December 14, 2022, the company’s board of directors waived the condition to the Extension Amendment Proposal providing that no more than $75 million of redemptions occur.

Going Concern Considerations, Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 5) as well as complete a business combination to address its liquidity needs. As of December 31, 2022, the Company had a working capital deficit of approximately $2.4 million and cash of approximately $1.3 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the audited financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and forward purchase agreement. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of December 31, 2022 and December 31, 2021 the balance was $700,000 and $0, respectively. Cash – restricted at December 31, 2022 represents cash that was withdrawn from the Trust Account to pay taxes, but was not used to pay taxes due to a change estimate in the amount of taxes due, and as such is due back to the Trust Account.

The amount of "Cash and Cash - Restricted on the Statements of Cash Flows as of December 31, 2022, is comprised of $563,707 of Cash and $700,000 of Cash - Restricted on the Balance Sheet. Cash and Cash - Restricted on the Statements of Cash Flows as of December 31, 2021, is comprised of $639,843 of Cash and $0 of Cash - Restricted on the Balance Sheet.

Investments and Cash Held in Trust Account

At December 31, 2022 and December 31, 2021, the Company had approximately $0 and $230.0 million, respectively, in investments held in the Trust Account. At December 31, 2022 and December 31, 2021, the Company had approximately $31.5 million and $0, respectively, in cash. At December 31, 2021, the Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)
Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Redemption of Class A common stock	(199,602,415)
Change in remeasurement in carrying value to redemption value	746,208
Class A common stock subject to possible redemption, December 31, 2022	$31,143,793

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year significantly exceeded the federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flow.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Net income per common share, basic and diluted, for each class of Common stock is calculated by dividing the proportionate share of income or loss by the weighted average number of Common stock for that class of stock outstanding since original issuance. This presentation assumes a business combination as the most likely outcome.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Except for the IPO warrants and private placement warrants above, as of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic diluted net income per common stock (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B

Numerator: Allocation of net income	$5,560,642	$1,400,116	$2,674,415	$1,074,940
Denominator: Basic and diluted weighted average shares outstanding	22,836,467	5,750,000	14,304,110	5,750,000
Basic and diluted net income per share of common stock	$0.24	$0.24	$0.19	$0.19

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as a liability. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants and the Forward Purchase Agreement are derivative instruments. As the Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

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

As of December 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. The Company's investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. See Note 10 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 and $75,000 for such expenses under the administrative services agreement for the year ended December 31, 2022 and 2021, respectively.

Advances from Related Party

During the year ended December 31, 2021, the Company paid an affiliate of the Sponsor for certain operating costs totaling $5,420 on behalf of the Sponsor. The Sponsor repaid the Company $5,361 in October 2021. During the year ended December 31, 2022, the Company did not pay any expenses on behalf of the Sponsor. As of December 31, 2022 and December 31, 2021, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

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

On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 (the “April Note”). The April Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the April Note was $1,500,000 which is included in Note payable – Sponsor on the accompanying balance sheets.

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

NOTE 7.    STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock —  The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 3,103,541 and 23,000,000, respectively, shares of the Class A Common Stock issued and outstanding , all of which were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock —  The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and December 31, 2021, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description:	Level	2022	2021
Assets:
Investments held in Trust Account	1	$—	$230,040,937
Forward Purchase Asset	3	$—	$90,500

Liabilities:
Warrant liability - Private Placement Warrants	3	$—	$3,743,520
Warrant liability - Private Placement Warrants	2	$264,000	$—
Warrant liability - Public Warrants	1	$—	$6,440,000
Warrant liability - Public Warrants	2	$460,000	$—
Forward Purchase Liability	3	$1,459,534	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of December 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant. Due to low trading activity during the year ended December 31, 2022, the Public Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 1 where they were classified at December 31, 2021. As of December 31, 2022 the Private Placements Warrants were valued based on the fair value of the Public Warrants. As such, the Private Placement Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 3 where they were classified at December 31, 2021.

The Public Warrants, Private Placement Warrants and the forward purchase units were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities and the forward purchase units are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative instruments in the statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. In order to value the forward purchase asset, the Company used a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Common Stock subject to possible redemption (temporary equity) and Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants, Private Placement Warrants and forward purchase agreements were classified within Level 3 of the Fair Value Hierarchy at the initial measurement date due to the use of unobservable inputs.

As of December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 on the Fair Value Hierarchy. As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2022 the Private Placements Warrants were valued based on the fair value of the Public Warrants. As December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of December 31, 2022 the Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy at the measurement date due to the use of the fair value of the Public Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement date due to the use of unobservable inputs. As of December 31, 2022 and December 31, 2021, the forward purchase units were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of December 31, 2022 and December 31, 2021, the forward purchase agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022 and 2021.

Fair Value
Measurement
Using Level 3
Forward purchase asset (liability)	Inputs Total
Balance, December 31, 2020	$
Derivative liabilities recorded on issuance of forward purchase agreement	(360,287)
Change in fair value of forward purchase asset/liability	450,787
Balance, December 31, 2021	90,500
Change in fair value of forward purchase asset/liability	(1,550,034)
Balance, December 31, 2022	$(1,459,534)

Fair Value
Measurement
Using Level 3
Derivative warrant liability	Inputs Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants	15,051,088
Transfer to Level 1	(5,646,500)
Change in fair value of derivative liabilities	(5,662,068)
Balance, December 31, 2021	3,742,520
Transfer to Level 2	(3,742,520)
Balance, December 31, 2022	$—

Fair Value
Measurement
Using Level 3
Derivate warrant liability and forward purchase asset (liability)	Inputs Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants and forward purchase agreement	14,690,801
Transfer to Level 1 and 2	(9,390,020)
Change in fair value of derivative liabilities	(6,760,315)
Balance, December 31, 2022	$(1,459,534)

At December 31, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

December 31, 2021
Risk-free interest rate	0.08-1.12%
Expected life of grants	5.69 years
Expected volatility of underlying stock	10.2%
Dividends	0%

At December 31, 2022 and December 31, 2021, the fair value of the forward purchase agreement was calculated using assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.75%	0.27%
Expected life of grants	0.69 years	0.69 years
Stock price	$9.95	$9.70
Exercise price	$10.00	$10.00
Expected dividends	0%	0%

As of December 31, 2022 and December 31, 2021, the forward purchase liability was $1,459,534 and forward purchase asset was $90,500, respectively. As of December 31, 2022 and December 31, 2021, the derivative warrant liability was $724,000 and $10,183,520, respectively. In addition, for the year ended December 31, 2022 and 2021, the Company recorded $7,909,486 as a gain and $5,802,479 as a gain on the change in fair value of the derivative instruments on the statements of operations, respectively.

NOTE 10. INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss	$—	$33,288
Startup/organizational costs	824,053	172,327
Total deferred tax asset	824,053	205,615
Valuation Allowance	(824,053)	(205,615)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following for the year ended December 31,2022 and 2021:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Federal
Current	$530,639	$—
Deferred	618,438	205,615
State and Local:
Current	—	—
Deferred	—	—
Change in valuation allowance	(618,438)	(205,615)
Income tax provision	$530,639	$—

The Company’s net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $158,515.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $618,438 and $205,615.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the years ended December 31, 2022 and 2021:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.00%
Change in fair value of derivatives	(22.2)%	(26.48)%
Change in valuation allowance	8.3%	5.48%
Income tax provision	7.1%	0.00%

NOTE 11.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.