Form 10-K/A
period 2022-12-31
Osiris Acquisition Corp.
filed 2023-05-15
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The aggregate market value of the registrants Class A common stock held by non-affiliates as of June 30, 2022 (the last business day of its most recently completed second fiscal quarter) was $224,710,000.

As of May 15, 2023, there were 3,103,541 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Osiris Acquisition Corp. (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”, the “Amendment” or this “Form 10-K/A”), to amend our Annual Report on Form 10-K as of and for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2023 (the “2022 Form 10-K”).

Restatement Background

As previously disclosed, on May 12, 2023, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 19, 2023 (the “Affected Period”), should no longer be relied upon and should be restated to properly accrete the balance of the value of the class A common stock subject to possible redemption to the redemption value as of December 31, 2022. As a result, the Company is restating its financial statements for the Affected Period in a Form 10-K/A.

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

Internal Control and Disclosure Controls Considerations

Based on the circumstances described above, the Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The material weakness and the Company’s remediation plan with respect to such material weakness are more fully described in Item 9A. Controls and Procedures, contained herein.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the 2022 Form 10-K, as amended to reflect the restatement in connection with the accretion of the value of the class A common stock subject to possible redemption to the redemption value as of December 31, 2022. No attempt has been made in this Amendment to update other disclosures presented in the 2022 Form 10-K, except as required to reflect the effects of the restatement and to revise a scrivener’s error in Item 10. Directors, Executive Officers and Corporate Governance to correct that there are eight directors. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Financial Statements and Supplementary Data.
●	Part II – Item 9A. Controls and Procedures.
●	Part III – Item 10. Directors, Executive Officers and Corporate Goverance.
●	Part III – Item 15. Exhibits.

This Amendment replaces the 2022 Form 10-K.

The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

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

We have identified material weaknesses in our internal control over financial reporting due to the events that led to our delinquent filing for the year ended December 31, 2022 and as relates to the accounting for non-recurring transactions that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Due to the events that led to our delinquent filing for the year ended December 31, 2022 and as relates to the accounting for non-recurring transactions that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that material weaknesses exist in our internal controls over financial reporting.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal controls over financial reporting described above, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

Restatement

In connection with the preparation of the financial statements of the Company as of and for the three months ended March 31, 2023, the Company determined that there were errors related to the calculation of Class A common stock subject to possible redemption, which also impacted stockholders’ deficit in the previously issued financial statements as of and for the year ended December 31, 2022.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

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

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the events that led to the Company’s delinquent filing for the year ended December 31, 2022 and as relates to the accounting for non-recurring transactions that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which are material weaknesses.

Management has undertaking remediation steps to address the material weaknesses, including increasing its management review processes. This remediation is an ongoing process and there can be no assurance that it will effectively address the material weaknesses.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the December 31, 2022, our Company’s internal control over financial reporting were not effective due to the material weaknesses noted above.

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

Number and Terms of Office of Officers and Directors

Our board of directors consist of eight members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Benjamin Black, Benjamin Fader-Rattner and Michael Abt, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dhiren Fonseca, Dominique Mielle and Asad Hussaini will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Makan Delrahim and Omar Johnson will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We expect to have “independent directors” as defined in the NYSE’s rules and applicable SEC rules prior to completion of the Initial Public Offering. Our board has determined that each of Dhiren Fonseca, Omar Johnson, Dominique Mielle, Makan Delrahim and Asad Hussaini is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

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

Each member of the audit committee is financially literate and our board of directors has determined that Dominique Mielle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Each of Dhiren Fonseca, Dominique Mielle and Makan Delrahim are independent.

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
3.2

Amendment, dated December 15, 2022, to Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2022).

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

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 15th day of May, 2023.

OSIRIS ACQUISITION CORP.

By:	/s/ Benjamin E. Black
Name:	Benjamin E. Black
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Benjamin E. Black	Chief Executive Officer,	May 15, 2023
Benjamin E. Black	and Director
(Principal Executive Officer)

/s/ Benjamin Fader-Rattner	President and Director	May 15, 2023
Benjamin Fader-Rattner

/s/ Brad Bisca	Chief Financial Officer and Secretary	May 15, 2023
Brad Bisca	(Principal Financial Officer)

/s/ Michael Abt	Chairman of Board of Directors	May 15, 2023
Michael Abt

/s/ Omar Johnson	Director	May 15, 2023
Omar Johnson

/s/ Makan Delrahim	Director	May 15, 2023
Makan Delrahim

/s/ Dhiren Fonseca	Director	May 15, 2023
Dhiren Fonseca

/s/ Dominique Mielle	Director	May 15, 2023
Dominique Mielle

/s/ Asad Hussaini	Director	May 15, 2023
Asad Hussaini

OSIRIS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Osiris Acquisition Corp.:

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 15, 2023

PCAOB ID Number 100

OSIRIS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	(as restated)
ASSETS
Current assets:
Cash	$563,707	$639,843
Cash – restricted	700,000	—
Prepaid expenses	207,596	459,575
Due from Sponsor	59	59
Total current assets	1,471,362	1,099,477
Forward purchase asset	—	90,500
Investments held in Trust Account	31,685,865	230,040,937
Total assets	$33,157,227	$231,230,914

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,780,730	$712,774
Accrued offering costs	431,000	431,000
Note payable – Sponsor	1,500,000	—
Total current liabilities	3,711,730	1,143,774
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	1,459,534	—
Derivative warrant liabilities	724,000	10,183,520
Total liabilities	13,945,264	19,377,294

Commitments and contingencies
Class A common stock subject to possible redemption (3,103,541 and 23,000,000 shares at approximately $10.03 and $10.00 per share redemption value as of December 31, 2022 and December 31, 2021, respectively)	32,285,865	230,000,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding September 30, 2022 and December 31, 2021 (excluding 3,103,541 and 23,000,000 shares subject to possible redemption at December 31, 2022 and December 31, 2021, respectively)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,074,477)	(18,146,955)
Total stockholders’ deficit	(13,073,902)	(18,146,380)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$33,157,227	$231,230,914

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

OSIRIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (as restated)

For the Year ended December 31, 2022

	Class B		Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Change in value of Class A common stock subject to possible redemption to redemption value	—	—	—	(1,888,280)	(1,888,280)
Net income	—	—	—	6,960,758	6,960,758
December 31, 2022 (as restated)	5,750,000	$575	$—	$(13,074,477)	$(13,073,902)

For the Year ended December 31, 2021

	Class B		Additional	Total	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	5,750,000	$575	$24,339	$(2,069)	$22,931

Excess of proceeds received over fair value of private warrant liabilities	—	—	959,157	—	959,157

Fair value of Public Warrants	—	—	9,770,532	—	9,770,532

Change in value of Class A common stock subject to possible redemption to redemption value	—	—	(10,754,114)	(21,894,241)	(32,648,355)

Net income	—	—	—	3,749,355	3,749,355

Balance as of December 31, 2021	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)

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

Sponsor and Initial Public Offering

On May 18, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $230,000,000, which is described in Note 5. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 6,600,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor (as defined below). Upon the closing of the Initial Public Offering and the private placement, $230,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

The Company’s sponsor is Osiris Sponsor, LLC., a Delaware limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $230,000,000 initial public offering of Units (as defined in Note 5 below) and the $6,600,000 private placement (Note 6).

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval of the Initial Business Combination, the Company will proceed with an Initial Business Combination if a majority of the shares voted are voted in favor of the Initial Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an Initial Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Going Concern Considerations, Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 6) as well as complete a business combination to address its liquidity needs. As of December 31, 2022, the Company had a working capital deficit of approximately $2.2 million and cash of approximately $1.3 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the financial statements of the Company as of and for the three months ended March 31, 2023, the Company determined that there were errors related to the calculation of Class A common stock subject to possible redemption, which also impacted stockholders’ deficit in the previously issued financial statements as of and for the year ended December 31, 2022.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	As
	previously
	presented	Adjustments	As restated
Balance sheet as of December 31, 2022
Class A common stock subject to possible redemption	31,143,793	1,142,072	32,285,865
Accumulated deficit	(11,932,405)	(1,142,072)	(13,074,477)
Total stockholders’ deficit	(11,931,830)	(1,142,072)	(13,073,902)

Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2022
Change in value of Class A common stock subject to possible redemption to redemption value	(746,208)	(1,142,072)	(1,888,280)

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The amount of “Cash and Cash - Restricted on the Statements of Cash Flows as of December 31, 2022, is comprised of $563,707 of Cash and $700,000 of Cash - Restricted on the Balance Sheet. Cash and Cash - Restricted on the Statements of Cash Flows as of December 31, 2021, is comprised of $639,843 of Cash and $0 of Cash - Restricted on the Balance Sheet.

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

At December 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(9,770,532)
Proceeds allocated to Public Warrants	(13,107,291)
(22,877,823)
Plus:
Accretion of carrying value to redemption value	22,877,823
Class A common stock subject to possible redemption, December 31, 2021	230,000,000
Redemption of Class A common stock	(199,602,415)
Change in remeasurement in carrying value to redemption value	1,888,280
Class A common stock subject to possible redemption, December 31, 2022	$32,285,865

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

Class A Common Stock —  The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 3,103,541 and 23,000,000, respectively, shares of the Class A Common Stock issued and outstanding, all of which were classified as temporary equity in the accompanying balance sheets.

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

NOTE 10.    FAIR VALUE MEASUREMENTS

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