Form 10-Q
period 2023-03-31
Osiris Acquisition Corp.
filed 2023-05-15
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 3,103,541 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSIRIS ACQUISITION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(UNAUDITED)
ASSETS
Current assets:
Cash	$521,284	$563,707
Cash – restricted	700,000	700,000
Prepaid expenses	104,615	207,596
Due from Sponsor	59	59
Total current assets	1,325,958	1,471,362
Cash held in Trust Account	31,805,489	31,685,865
Total assets	$33,131,447	$33,157,227
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,009,527	$1,780,730
Accrued offering costs	431,000	431,000
Note payable – Sponsor	1,500,000	1,500,000
Total current liabilities	3,940,527	3,711,730
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	1,417,960	1,459,534
Derivative warrant liabilities	2,177,430	724,000
Total liabilities	15,585,917	13,945,264
Commitments and contingencies
Class A common stock subject to possible redemption (3,103,541 shares at approximately $10.05 and $10.03 per share redemption value as of March 31, 2023 and December 31, 2022, respectively)	32,405,489	32,285,865

Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding March 31, 2023 and December 31, 2022 (excluding 3,103,541 shares subject to possible redemption at March 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,860,534)	(13,074,477)
Total stockholders’ deficit	(14,859,959)	(13,073,902)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$33,131,447	$33,157,227

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000
General and administrative	329,580	353,905
TOTAL EXPENSES	359,580	383,905

OTHER INCOME (EXPENSES)
Interest earned on cash held in Trust Account	119,624	33,610
Change in fair value of derivative warrant liabilities and forward purchase asset/liability	(1,411,856)	6,133,050
TOTAL OTHER INCOME (EXPENSES) - NET	(1,292,232)	6,166,660

(LOSS) INCOME BEFORE INCOME TAXES	(1,651,812)	5,782,755
Income taxes	(14,621)	—
Net (loss) income	$(1,666,433)	$5,782,755

Weighted average number of shares of Class A common stock outstanding, basic and diluted	3,103,541	23,000,000
Basic and diluted net income (loss) per share of Class A common stock	$(0.19)	$0.20

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.19)	$0.20

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended March 31, 2023

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(13,074,477)	$(13,073,902)
Remeasurement of Class A common stock to redemption value	—	—	—	(119,624)	(119,624)
Net loss	—	—	—	(1,666,433)	(1,666,433)
March 31, 2023	5,750,000	$575	$—	$(14,860,534)	$(14,859,959)

For the three months ended March 31, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Net income	—	—	—	5,782,755	5,782,755
March 31, 2022	5,750,000	$575	$—	$(12,364,200)	$(12,363,625)

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(1,666,433)	$5,782,755
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(119,624)	(33,610)
Change in fair value of derivative liabilities and forward purchase asset/liability	1,411,856	(6,133,050)
Changes in operating assets and liabilities:
Prepaid expenses	102,981	(88,432)
Accounts payable and accrued expenses	228,797	116,032
Net Cash Used in Operating Activities	(42,423)	(179,441)
Net change in cash and cash – restricted	(42,423)	(179,441)
Cash and Cash – Restricted at beginning of period	1,263,707	639,843
Cash and Cash – Restricted at end of period	$1,221,284	$460,402

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In 2022, $1,638,019 was withdrawn from the Trust Account to pay taxes and $199,602,422 was withdrawn from the Trust Account for redemptions of Public Shares.

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

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

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

MARCH 31, 2023

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

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

Going Concern Considerations, Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 5) to address its liquidity needs. As of March 31, 2023, the Company had a working capital deficit of approximately $2.6 million and cash of approximately $.5 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K including the audited financial statements as of and for the year ended December 31, 2022 filed with the SEC on April 19, 2023, which was amended with the filing of Form 10-K/A filed with the SEC on May 15, 2023, to restate the audited financial statements to correct errors related to Class A common stock subject to possible redemption and stockholders’ deficit. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future periods.

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

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

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

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of March 31, 2023 and December 31, 2022 the balance was $700,000. Cash – restricted represents cash that was withdrawn from the trust account to pay taxes, but was not used to pay taxes due to a change in the amount of taxes due, and as such is due back to the trust.

Cash Held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had approximately $31.8 million and $31.5 million, respectively, in cash held in the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$32,285,865
Change in remeasurement in carrying value to redemption value	119,624
Class A common stock subject to possible redemption, March 31, 2023	$32,405,489

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Except for the IPO warrants and private placement warrants above, as of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic diluted net income per common stock (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Numerator: Basic and diluted net income per share of common stock
Allocation of net income (loss)	$(584,155)	$(1,082,278)	$4,626,204	$1,156,551
Denominator: Basic and diluted weighted average shares outstanding	3,103,541	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share of common stock	$(0.19)	$(0.19)	$0.20	$0.20

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

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. See Note 10 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

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

MARCH 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 for such expenses under the administrative services agreement for the three months ended March 31, 2023 and 2022, respectively. $225,000 and $195,000 were outstanding as of March 31, 2023 and December 31, 2022, respectively.

Advances from Related Party

During the year ended December 31, 2021, the Company paid an affiliate of the Sponsor for certain operating costs totaling $5,420 on behalf of the Sponsor. The Sponsor repaid the Company $5,361 in October 2021. During the year ended December 31, 2022, the Company did not pay any expenses on behalf of the Sponsor. As of March 31, 2023 and December 31, 2022 there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

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

On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 (the “April Note”). The April Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the April Note was $1,500,000 which is included in Note payable – Sponsor on the accompanying balance sheets.

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

MARCH 31, 2023

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

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

NOTE 7.    STOCKHOLDERS’ DEFICIT

Preferred Stock  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock  — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,103,541, respectively, shares of the Class A Common Stock issued and outstanding all of which were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.At March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

MARCH 31, 2023

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

MARCH 31, 2023

NOTE 9.    FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2023	2022
Liabilities:
Warrant liability - Private Placement Warrants	2	$793,980	264,000
Warrant liability - Public Warrants	2	$1,383,450	$460,000
Forward Purchase Liability	3	$1,417,960	$1,459,534

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant. Due to low trading activity during the year ended December 31, 2022, the Public Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 1 where they were classified at December 31, 2021. As of March 31, 2023 the Private Placements Warrants were valued based on the fair value of the Public Warrants. The Private Placement Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 3 in 2022.

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

As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 on the Fair Value Hierarchy due to low trading volume. As of March 31, 2023 and December 31, 2022, the Private Placements Warrants were valued based on the fair value of the Public Warrants. As of March 31, 2023 and December 31, 2022 the Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy at the measurement date due to the use of the fair value of the Public Warrants. As of March 31, 2023 and December 31, 2022, the forward purchase units were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of March 31, 2023 and December 31, 2022, the forward purchase agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

OSIRIS ACQUISITION CORP.

MARCH 31, 2023

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2023.

Fair Value
Measurement
Using Level 3
Forward purchase liability	Inputs Total
Balance, December 31, 2022	$(1,459,534)
Change in fair value of forward purchase liability	41,574
Balance, March 31, 2023	$(1,417,960)

At March 31, 2023 and December 31, 2022, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	March 31, 2023		December 31, 2022
Risk-free interest rate	4.90%		3.98%
Expected life of grants	5.50	years	5.69	years
Expected volatility of underlying stock	3.0%		3.0%
Dividends	0%		0%

As of March 31, 2023, the forward purchase liability was $1,417,960. As of December 31, 2022, the forward purchase liability was $1,459,534. As of March 31, 2023 and December 31, 2022, the derivative warrant liability was $2,177,430 and $724,000, respectively. In addition, for the three months ended March 31, 2023 and 2022, the Company recorded a loss of $1,411,856 and a gain $6,133,050 on the change in fair value of the derivative instruments on the statements of operations, respectively.

NOTE 10.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On April 24, 2023, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the unsecured promissory note originally in the principal amount up to $1,600,000 (the “Promissory Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,600,000. Amendment No. 1 increases the maximum principal amount of the Promissory Note from $1,600,000 to $3,000,000.

On April 24, 2023, the Company effected a drawdown of $1,000,000 under the Promissory Note. The aggregate principal amount outstanding under the Promissory Note is now $2,500,000. The Promissory Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2023 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 were organizational activities and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we have a net loss of $1,666,433 which is comprised the change in the fair value of derivative instruments of $1,311,856, operating costs of $259,580 and income taxes of $14,621, partially offset by interest earned on assets held in the Trust Account of $119,624.

For the three months ended March 31, 2022, we have net income of $5,782,755, which consisted of interest income on the assets in the Trust Account of $33,610 and a change in the fair value of the derivative warrant liabilities of $6,133,050, partially offset by operating costs of $383,905.

Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of March 31, 2023, the Company had a working capital deficit of approximately $2.6 million and cash of approximately $1.2 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account and as of March 31, 2023, we had $1,221,284 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $13,707,892 in transaction costs, including $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions and $1,067,892 of other fees.

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

For the three months ended March 31, 2023, cash used in operating activities was $42,423. Interest earned on cash held in the Trust Account of $119,624, the change in fair value of derivative instruments of $1,411,856 and changes in operating assets and liabilities, which provided $331,778 of cash from operating activities, contributed to net loss of $1,666,433.

For the three months ended March 31, 2022, cash used in operating activities was $179,441. For the three months ended March 31, 2022, net income of $5,782,755 was affected by interest earned on cash held in the Trust Account of $33,610, a gain in fair value of derivative liabilities of $6,133,050, and changes in operating assets and liabilities, which provided $179,441 of cash from operating activities.

As of March 31, 2023, we had cash held in the Trust Account of $31,805,489. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $521, 284 and $563,707 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account are currently invested in cash.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective due to the events that led to the Company's delinquent filing for the year ended December 31, 2022 and as relates to the accounting for non-recurring transactions, specifically, the calculation of Class A common stock subject to possible redemption, which also impacted stockholders’ deficit, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which are material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2023.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
3.2	Amendment, dated December 15, 2022, to Second Amended and Restated Certificate of Incorporation (5).
3.3	Bylaws (2).
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 27, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Brad Bisca
	Name:	Brad Bisca
	Title:	Chief Financial Officer (Principal Financial Officer)