Form 10-Q
period 2023-06-30
Osiris Acquisition Corp.
filed 2023-08-14
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 3,103,541 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSIRIS ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$71,228	$563,707
Cash – restricted	—	700,000
Prepaid expenses	281,983	207,596
Due from Sponsor	59	59
Total current assets	353,270	1,471,362
Cash held in Trust Account	32,560,152	31,685,865
Total assets	$32,913,422	$33,157,227
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,266,860	$1,780,730
Accrued offering costs	431,000	431,000
Note payable – Sponsor	2,500,000	1,500,000
Total current liabilities	4,197,860	3,711,730
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	7,002,759	1,459,534
Derivative warrant liabilities	1,952,990	724,000
Total liabilities	21,203,609	13,945,264
Commitments and contingencies
Class A common stock subject to possible redemption (3,103,541 shares at approximately $10.46 and $10.03 per share redemption value as of June 30, 2023 and December 31, 2022, respectively)	32,464,124	32,285,865

Stockholders’ deficit:
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, issued and outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued and outstanding June 30, 2023 and December 31, 2022 (excluding 3,103,541 shares subject to possible redemption at June 30, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(20,754,886)	(13,074,477)
Total stockholders’ deficit	(20,754,311)	(13,073,902)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$32,913,422	$33,157,227

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$30,000	$30,000	$60,000	$60,000
General and administrative	720,546	1,608,370	1,050,126	1,962,275
TOTAL EXPENSES	750,546	1,638,370	1,110,126	2,022,275

OTHER INCOME (EXPENSES)
Interest earned on cash held in Trust Account	335,048	347,699	454,672	381,309
Change in fair value of derivative warrant liabilities and forward purchase liability	(5,360,359)	546,440	(6,772,215)	6,679,490
TOTAL OTHER INCOME (EXPENSES) - NET	(5,025,311)	894,139	(6,317,543)	7,060,799

INCOME (LOSS) BEFORE INCOME TAXES	(5,775,857)	(744,231)	(7,427,669)	5,038,524
Income tax provision	(59,860)	—	(74,481)	—
Net income (loss)	$(5,835,717)	$(744,231)	$(7,502,150)	$5,038,524

Weighted average number of shares of Class A common stock outstanding, basic and diluted	3,103,541	23,000,000	3,103,541	23,000,000
Basic and diluted net income (loss) per share of Class A common stock	$(0.66)	$(0.03)	$(0.85)	$0.18

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.66)	$(0.03)	$(0.85)	$0.18

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended June 30, 2023

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	5,750,000	$575	$—	$(14,860,534)	$(14,859,959)
Accretion of Class A common stock to redemption value	—	—	—	(58,635)	(58,635)
Net loss	—	—	—	(5,835,717)	(5,835,717)
Balance as of June 30, 2023 (unaudited)	5,750,000	$575	$—	$(20,754,886)	$(20,754,311)

For the three months ended June 30, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	5,750,000	$575	$—	$(12,364,200)	$(12,363,625)
Accretion of Class A common stock to redemption value	—	—	—	(81,857)	(81,857)
Net loss	—	—	—	(744,231)	(744,231)
Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(13,190,288)	$(13,189,713)

For the Six Months ended June 30, 2023

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(13,074,477)	$(13,073,902)
Accretion of Class A common stock to redemption value	—	—	—	(178,259)	(178,259)
Net loss	—	—	—	(7,502,150)	(7,502,150)
Balance as of June 30, 2023 (unaudited)	5,750,000	$575	$—	$(20,754,886)	$(20,754,311)

For the Six Months ended June 30, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Accretion of Class A common stock to redemption value	—	—	—	(81,857)	(81,857)
Net income	—	—	—	5,038,524	5,038,524
Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(13,190,288)	$(13,189,713)

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(7,502,150)	$5,038,524
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investments held in Trust Account	(454,672)	(381,309)
Change in fair value of derivative liabilities	5,543,225	(6,653,490)
Change in fair value of forward purchase asset	1,228,990	(26,000)
Changes in operating assets and liabilities:
Prepaid expenses	(74,387)	173,514
Accrued offering costs	—	43,561
Accounts payable and accrued expenses	(513,870)	146,352
Net Cash Used in Operating Activities	(1,772,864)	(1,658,848)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(459,710)	—
Cash withdrawn from Trust Account to pay taxes	40,095	—
Net Cash Used in Investing Activities	(419,615)	—

Cash Flows From Financing Activities:
Proceeds from Sponsor note payable	1,000,000	1,600,000
Repayment of Sponsor note payable	—	(400,000)
Net Cash Provided By Financing Activities	1,000,000	1,200,000

Net change in cash	(1,192,479)	(458,848)
Cash and Cash – Restricted at beginning of period	1,263,707	639,843
Cash and Cash – Restricted at end of period	$71,228	$180,995

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

During the six months ended June 30, 2023, $40,095 was withdrawn from the Trust Account to pay taxes and $459,710 was repaid to the Trust Account. During the year ended December 31, 2022, $1,638,019 was withdrawn from the Trust Account to pay taxes and $199,602,422 was withdrawn from the Trust Account for redemptions of Public Shares.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

Going Concern Considerations, Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 5) to address its liquidity needs. As of June 30, 2023, the Company had a working capital deficit of approximately $3.7 million and cash of approximately $0.1 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K including the audited financial statements as of and for the year ended December 31, 2022 filed with the SEC on April 19, 2023, which was amended with the filing of Form 10-K/A filed with the SEC on May 15, 2023, to restate the audited financial statements to correct errors related to Class A common stock subject to possible redemption and stockholders’ deficit. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future periods.

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

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of December 31, 2022 the balance was $700,000. Cash – restricted at December 31, 2022 represents cash that was withdrawn from the trust account to pay taxes, but was not used to pay taxes due to a change in the amount of taxes due, and as such is due back to the trust. This amount, net of 2023 taxes due, was transferred back to the trust in April 2023.

Cash Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had approximately $32.6 million and $31.7 million, respectively, in cash held in the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$32,285,865
Change in remeasurement in carrying value to redemption value	178,259
Class A common stock subject to possible redemption, June 30, 2023	$32,464,124

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Except for the IPO warrants and private placement warrants above, as of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock Numerator:
Allocation of net loss	$(2,045,666)	$(3,790,051)	(595,385)	$(148,846)
Denominator: Basic and diluted weighted average shares outstanding	3,103,541	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per share of common stock	$(0.66)	$(0.66)	(0.03)	$(0.03)

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss)	$(2,629,821)	$(4,872,329)	4,030,819	$1,007,705
Denominator: Basic and diluted weighted average shares outstanding	3,103,541	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per share of common stock	$(0.85)	$(0.85)	0.18	$0.18

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

As of June 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. See Note 10 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

incurred $30,000 and $60,000 for such expenses under the administrative services agreement for the three and six months ended June 30, 2023 and 2022, respectively. $225,000 and $195,000 were outstanding as of June 30, 2023 and December 31, 2022, respectively.

Advances from Related Party

During the year ended December 31, 2021, the Company paid an affiliate of the Sponsor for certain operating costs totaling $5,420 on behalf of the Sponsor. The Sponsor repaid the Company $5,361 in October 2021. During the year ended December 31, 2022, the Company did not pay any expenses on behalf of the Sponsor. As of June 30, 2023 and December 31, 2022, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

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

On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 (the “April Note”). The April Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On April 24, 2023, Osiris Acquisition Corp. (the “Company”) effected a drawdown of $1,000,000 under the unsecured promissory note, as amended by Amendment No. 1 to Promissory Note, dated April 24, 2023 (“Amendment No. 1”), in the principal amount up to $3,000,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $3,000,000. As of June 30, 2023 and December 31, 2022, the outstanding balance on the April Note was $2,500,000 and $1,500,000, respectively, which is included in Note payable – Sponsor on the accompanying balance sheets.

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

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

NOTE 7.    STOCKHOLDERS’ DEFICIT

Preferred Stock  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock  — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 3,103,541, respectively, shares of the Class A Common Stock issued and outstanding all of which were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.At June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description:	Level	2023	2022
Liabilities:
Warrant liability - Private Placement Warrants	2	712,140	264,000
Warrant liability - Public Warrants	2	$1,240,850	$460,000
Forward Purchase Liability	3	$7,002,759	$1,459,534

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant. Due to low trading activity during the year ended December 31, 2022, the Public Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 1 where they were classified at December 31, 2021. As of June 30, 2023 the Private Placements Warrants were valued based on the fair value of the Public Warrants. As such, the Private Placement Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 3 where they were classified at December 31, 2021.

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

As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 on the Fair Value Hierarchy. As of June 30, 2023 and December 31, 2022, the Private Placements Warrants were valued based on the fair value of the Public Warrants. As of June 30, 2023 and December 31, 2022 the

OSIRIS ACQUISITION CORP.

JUNE 30, 2023

Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy due to low trading volume at the measurement date due to the use of the fair value of the Public Warrants. As of June 30, 2023 and December 31, 2022, the forward purchase units were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of June 30, 2023 and December 31, 2022, the forward purchase agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023.

Fair Value
Measurement
Using Level 3
Forward purchase liability	Inputs Total
Balance, December 31, 2022	$1,459,534
Change in fair value of forward purchase asset/liability	5,543,225
Balance, June 30, 2023	$7,002,759

At June 30, 2023 and December 31, 2022, the fair value of the derivative feature of the warrants was calculated using the following assumptions:

	June 30, 2023		December 31, 2022
Risk-free interest rate	4.06%		3.98%
Stock price	$10.88		$9.95
Expected life of grants	5.0	years	5.69	years
Expected volatility of underlying stock	4.0%		3.0%
Dividends	0%		0%

As of June 30, 2023, the forward purchase liability was $7,002,759. As of December 31, 2022, the forward purchase liability was $1,459,534. As of June 30, 2023 and December 31, 2022, the derivative warrant liability was $1,952,990 and $724,000, respectively. In addition, for the three and six months ended June 30, 2023, the Company recorded a losses of $5,360,359 and a gain $6,772,215 on the change in fair value of the derivative instruments on the statements of operations, respectively. In addition, for the three and six months ended June 30, 2022, the Company recorded $546,440 and $6,679,490 as a gain on the change in fair value of the derivative instruments on the unaudited condensed statements of operations, respectively.

NOTE 10.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On July 13, 2023, the Company effected a drawdown of $500,000 under the unsecured promissory note (the “Promissory Note”), as amended by Amendment No. 1 to Promissory Note, dated April 24, 2023. The aggregate principal amount outstanding under the Promissory Note is now $3,000,000. The Promissory Note bears interest at a rate of 0.96% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended June 30, 2023 were organizational activities and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we have net loss of $5,835,717 which is comprised of the change in the fair value of derivative instruments of $5,360,359, operating costs of $750,546 and income taxes of $59,860, partially offset by interest earned on assets held in the Trust Account of $335,048.

For the three months ended June 30, 2022, we had a net loss of $744,231, which consists of an administrative services fee of $30,000 due to a related party and of operating costs of $1,608,370 offset by interest income on marketable securities held in the Trust Account of $347,699 and a change in fair value of the derivative warrant liabilities of $546,440.

For the six months ended June 30, 2023, we have net loss of $7,502,150 which is comprised of the change in the fair value of derivative instruments of $6,772,215, operating costs of $1,110,126 and income taxes of $74,481, partially offset by interest earned on assets held in the Trust Account of $454,672.

For the six months ended June 30, 2022, we had net income of $5,038,524, which consists of an administrative services fee of $60,000 due to a related party and of operating costs of $1,962,275 offset by interest income on marketable securities held in the Trust Account of $381,309 and a change in fair value of the derivative warrant liabilities of $6,679,490.

Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of June 30, 2023, the Company had a working capital deficit of approximately $3.7 million and cash of approximately $0.1 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account and as of June 30, 2023, we had $0.1 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $13,707,892 in transaction costs, including $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions and $1,067,892 of other fees.

On December 14, 2022, we held a special meeting of stockholders (“the Meeting”), where our stockholders approved a proposal (the “Extension Amendment Proposal”) to amend the company’s amended and restated certificate of incorporation to extend the date by which the company must consummate its initial business combination from May 18, 2023 to May 18, 2024, or such earlier date as determined by the company’s board of directors (the “Extension”, and such later date, the “Extended Date”).

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

For the three months ended June 30, 2023, cash used in operating activities was $1,772,864. Interest earned on cash held in the Trust Account of $454,672, the change in fair value of derivative instruments of $6,772,215 and changes in operating assets and liabilities, which provided $6,183,958 of cash from operating activities, contributed to net loss of $7,502,150.

For the six months ended June 30, 2022, cash used in operating activities was $1,658,848. For the six months ended June 30, 2022, net income of $5,038,524 was affected by interest earned on cash held in the Trust Account of $381,309, a gain in fair value of derivative liabilities of $6,679,490, and changes in operating assets and liabilities, which provided $363,427 of cash from operating activities.

For the six months ended June 30, 2023, cash used in investing activities was $419,615 including cash deposited into Trust Account of $459,710 and cash withdrawn from the Trust Account to pay of $40,095.

For the six months ended June 30, 2023, cash provided by investing activities was $1,000,000 and included $1,000,000 in proceeds from a Sponsor Note.

As of June 30, 2023, we had cash held in the Trust Account of $32,560,152. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023 and December 31, 2022, we had cash of $71,228 and $563,707, respectively, outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, are currently invested in cash.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective due to the events that led to the Company's delinquent filing for the year ended December 31, 2022 and as relates to the accounting for non-recurring transactions, specifically, the calculation of Class A common stock subject to possible redemption, which also impacted stockholders’ deficit, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which are material weaknesses.

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

Management has undertaken remediation steps to address the material weaknesses, including increasing its management review processes. This remediation is an ongoing process and there can be no assurance that it will effectively address the material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2023.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
3.2	Amendment, dated December 15, 2022, to Second Amended and Restated Certificate of Incorporation (3).
3.3	Bylaws (2).
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
10.1	Amendment No. 1, dated April 24, 2023, to Promissory Note.(4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Brad Bisca
	Name:	Brad Bisca
	Title:	Chief Financial Officer (Principal Financial Officer)