Form 10-K
period 2023-12-31
Osiris Acquisition Corp.
filed 2024-04-08
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2023

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

The aggregate market value of the registrants Class A common stock held by non-affiliates as of June 30, 2023 (the last business day of its most recently completed second fiscal quarter) was $33,766,526.

As of March 29, 2024, there were 3,103,541 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Financial Position

With funds available for a business combination in the amount of $24,914,328.89 as of December 31, 2023, assuming no further redemptions and after payment of $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Facilities

We currently maintain our executive offices at 95 5th Avenue, 6th Floor, New York, NY 10003. The cost for this space is included in the $10,000 per month fee that we are obligated to pay an affiliate of our sponsor for office space, utilities, administrative and support services, which amounts have been accruing since our Initial Public Offering and are included in accounts payable and accrued expenses on our balance sheet. We consider our current office space adequate for our current operations.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	being a company with no operating history and no revenues;
●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from market conditions;
●	our public stockholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange, particularly in light of the recent redemptions;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our stockholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	the attractiveness of our company to potential target businesses in light of our relatively small size of our trust account;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

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

As of November 7, 2022, the record date for the Special Meeting, the proceeds from our IPO and the simultaneous private placement were being held in our Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities”, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. On November 17, 2022, the Company determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. The Company seeks to place the deposits in interest bearing savings accounts when possible. The funds are currently in accounts paying approximately 3.0% interest, however, deposits rates are subject to change and can be changed at any time without our consent. The net proceeds will no longer be invested in securities of any type. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) may not increase substantially, which could limit the interest income available for payment of taxes and dissolution expenses for distribution to public stockholders in connection with our liquidation or in connection with the consummation of our business combination. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes its credit risk is mitigated due to the high quality of the banks in which it places its deposits.

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

The SEC has recently adopted new rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the 2024 SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC adopted final rules (the “2024 SPAC Rules”) that, together with the additional guidance provided in the SEC’s adopting release, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; enhance disclosure requirements and provide additional guidance regarding the general use of projections in SEC filings, as well as when and how projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the 2024 SPAC Rules, or pursuant to the SEC’s views expressed in the adopting release, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the 2024 SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the 2024 SPAC Rules relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, specifically where the SPAC has not completed a business combination within 18 months after the effective date of its IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company although we intend to hold the proceeds from our IPO and the simultaneous private placement in interest-bearing savings accounts (see “We do not intend to continue to invest the proceeds held in the Trust Account in interest- bearing securities and instead in interest-bearing savings accounts, which may limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders” below). If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

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

The net proceeds from the Initial Public Offering and the sale of the private placement warrants provides us with $230,000,000 that we may use to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the trust account). In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the company’s trust account. As a result, $199,650,204 (approximately $10.03 per share) was removed from the company’s trust account to pay such holders. As of December 31, 2023, we had cash held in the Trust Account of $32,964,329 that we may use to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the trust account).

In addition, in connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with our sponsor, which provides for the purchase of up to $50,000,000 of units, with each unit consisting of one share of Class A common stock and one-half of one redeemable warrant to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of our initial business combination. The amount of forward purchase units to be purchased by our sponsor under the forward purchase agreement may be increased at our request at any time prior to our initial business combination, but only if agreed to by our sponsor in its sole discretion. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

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

In the past, we have identified a material weakness in our internal control over financial reporting due to the events that led to our delinquent filing for the year ended December 31, 2022. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Due to the events that led to our delinquent filing for the year ended December 31, 2022, our management concluded that a material weakness existed in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the events that led to the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. As of December 31, 2023, we had not commenced any operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk. As of the date of this report, we have not encountered any significant cybersecurity incidents or cybersecurity threats that have had a material effect on our business strategy, results of operations or financial condition.

We have not adopted any formal cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

Item 2.	Properties.

We currently maintain our executive offices at 95 5th Avenue, 6th Floor, New York, NY 10003. The cost for this space is included in the $10,000 per month fee that we are obligated to pay an affiliate of our sponsor for office space, utilities, administrative and support services, which amounts have been accruing since our Initial Public Offering and are included in accounts payable and accrued expenses on our balance sheet.

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

Holders

Although there are a larger number of beneficial owners, at March 31, 2024, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2023 were organizational activities and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in interest-bearing savings accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net loss of $2,392,186 which consists of the change in fair value of warrant liabilities and forward purchase liability of $1,431,651, operating costs of $1,771,876 and income taxes of 162,508, partially offset by interest earned on investments held in the Trust Account of $973,849.

For the year ended December 31, 2022, we had net income of $6,960,758 which consists of by interest earned on investments held in the Trust Account of $2,885,369 and the change in fair value of warrant liabilities and forward purchase liability of $7,909,486, partially offset by operating costs of $3,303,458 and income taxes of $530,639.

Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. As of December 31, 2023, the Company had a working capital deficit of approximately $4.6 million and cash of approximately $0.1 million. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account and as of December 31, 2023, we had $119,920 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $13,707,892 in transaction costs, including $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions and $1,067,892 of other fees.

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

For the year ended December 31, 2023, cash used in operating activities was $2,339,172. Interest earned on investments held in the Trust Account of $973,849, the change in fair value of warrant liabilities and forward purchase asset/liability of $1,431,651 and changes in operating assets and liabilities, which used $404,788 of cash from operating activities, contributed to net loss of $2,392,186.

As of December 31, 2023, we had cash held in the Trust Account of $32,964,329. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the year ended December 31, 2023, we withdrew interest earned on the Trust Account of $155,095. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $119,920 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space and administrative support to the company, which amounts have been accruing since our Initial Public Offering and are included in accounts payable and accrued expenses on our balance sheet. We began incurring these fees on May 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the company’s liquidation.

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

Forward Purchase Agreement

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Following our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, had been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries.

However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash. The funds are currently in interest-bearing savings accounts paying approximately 3.0% interest, however, deposit rates are subject to change and can be changed at any time without our consent. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the December 31, 2023, our Company’s internal control over financial reporting were effective.

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

Item 9B.Other Information.

During the year ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Benjamin E. Black	39	Chief Executive Officer and Director
Benjamin Fader-Rattner	42	President and Director
Brad Bisca	29	Chief Financial Officer and Secretary
Michael Abt	61	Chairman
Omar Johnson	49	Lead Director
Makan Delrahim	54	Director
Jennifer DeCasper	45	Director
Dominique Mielle	55	Director
Asad Hassaini	32	Director

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

Jennifer DeCasper is our director. Ms. DeCasper served as the Campaign Manager to 2024 presidential candidate US Senator Tim Scott. Previously, Ms. DeCasper served as Chief of Staff to US Senator Tim Scott from 2013 to 2022 where she was principal advisor on a wide range of policy, legislative and political matters. Prior to serving as Chief of Staff, she was Deputy Chief of Staff/Legislative Director to Congressman Tim Scott. Earlier in her career, Ms. DeCasper served as the Deputy District Attorney for the 18th Judicial District in Colorado. Ms. DeCasper holds a B.A. from Mesa State College and J.D. from the University of Michigan Law School. Ms. DeCasper is the first Black woman to ever serve as a Chief of Staff to a United States Senator, and the Board of the Company believes she is well-qualified to serve as a director given her extensive knowledge of the inner workings of government, her successful track record in leadership and management situations, and her ability to bring new perspectives and viewpoints to the Board.

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

Asad Hussaini is our director. Since January 2022, Mr. Hussaini has served on the Global Advisory Council for the Wilson Center. He also serves as the Head of Special Products for Peninsula Real Estate where he oversees relationships primarily with acquisition targets, financial institutions and potential investors, since August 2019. Additionally, he has been a Partner at Zafcomm LLC, a commodities trading firm based in the UAE and focuses on trading small cap commodities, since January 2016. He currently serves as an Advisory Board Member for Coast Capital Management and as a Board Member for Quality Standard Construction. Mr. Hussaini received his B.A. from American University in 2014 and his graduate degree from Georgetown University in 2016. Mr. Hussaini’s executive experience and background in real estate, investments in public equities, venture capital, commodities & hedge funds will make him a valuable addition to the Company’s board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consist of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Benjamin Black, Benjamin Fader-Rattner and Michael Abt, expired at our first annual meeting of stockholders. On December 18, 2023, the Company’s stockholders entitled to vote on the election of directors approved the election of each of Mr. Black, Mr. Fader-Rattner and Mr. Abt for a three-year term. The term of office of the second class of directors, consisting of Jennifer DeCasper and Dominique Mielle will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Makan Delrahim and Omar Johnson will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We expect to have “independent directors” as defined in the NYSE’s rules and applicable SEC rules prior to completion of the Initial Public Offering. Our board has determined that each of Jennifer DeCasper, Omar Johnson, Dominique Mielle and Makan Delrahim is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us except as described in Item 11. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates. We may engage an affiliate of our sponsor as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Jennifer DeCasper, Dominique Mielle and Makan Delrahim, and Dominique Mielle serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Each of Jennifer DeCasper, Dominique Mielle and Makan Delrahim are independent.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Jennifer DeCasper, Dominique Mielle and Omar Johnson, and Omar Johnson serves as chairperson of the compensation committee. Each of Jennifer DeCasper, Dominique Mielle and Omar Johnson are independent.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Jennifer DeCasper, Dominique Mielle and Makan Delrahim, and Makan Delrahim serves as chairperson of the nominating and corporate governance committee. Each of Jennifer DeCasper, Dominique Mielle and Omar Johnson are independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023, there were no delinquent filers.

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

None of our executive officers or directors have received any cash compensation for services rendered to us, except that Ms. Mielle, Mr. Delrahim and Ms. DeCasper each received compensation of approximately $100,000 for their services in fiscal year 2023, and Ms. Mielle, Mr. Delrahim and Mr. Dhiren Fonseca (a former director) each received compensation of approximately $200,000 per year for their services in fiscal years 2022 and 2021. We are obligated to pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for office space, administrative and support services, which amounts have been accruing since our Initial Public Offering and are included in accounts payable and accrued expenses on our balance sheet. Upon completion of the initial business combination or our liquidation, the company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 36 months, an affiliate of the sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the March 29, 2024, by:

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

	Class A common stock		Class B common stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Common Stock(2)
Osiris Sponsor, LLC (our sponsor)(2)(3)	—	—	4,862,500	84.6%	54.9%
Benjamin E. Black(3)	—	—	4,862,500	84.6%	54.9%
Jefferies Financial Group Inc.(4)	2,277,000	73.4%	—	—	25.7%
Kerry Propper(5)	223,399	7.20%	—	—	2.5%
Antonio Ruiz-Gimenez(5)	223,399	7.20%	—	—	2.5%
Benjamin Fader-Rattner(2)	—	—	300,000	5.2%	3.4%
Brad Bisca(2)	—	—	2,500	*	*
Michael Abt(2)	—	—	240,000	4.2%	2.7
Makan Delrahim(2)	—	—	—	—	—
Jennifer DeCasper(2)	—	—	—	—	—
Omar Johnson(2)	—	—	287,500	5.0%	3.2%
Dominique Mielle(2)	—	—	—	—	—
Asad Hussaini(2)			—	—	—
All directors and executive officers as a group (9 Individuals)(2)	—	—	5,692,500	99.0%	64.3%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Osiris Acquisition Corp., 95 5th Avenue, 6th Floor, New York, NY 10003.
(2)	Interests in Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.
(3)	Osiris Sponsor, LLC is a Delaware limited liability company (“Sponsor”) managed by Fortinbras SPAC Holdings, LLC, a Delaware limited liability company. Fortinbras SPAC Holdings, LLC is managed by Fortinbras, a Delaware limited partnership. Fortinbras Enterprises Holdings LLC, a Delaware limited liability company (“HoldCo”) serves as the general partner of Fortinbras. Benjamin E. Black is the sole member of HoldCo and as such may be deemed to have voting and dispositive control of the shares of our common stock held of record by Sponsor.
(4)	According to Schedule 13D, filed on January 11, 2023 by Jefferies Financial Group Inc. and Jefferies LLC, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 520 Madison Avenue, New York, New York 10022.
(5)	According to Schedule 13G, filed on June 12, 2023 by Kerry Propper and Antonio Ruiz-Gimenez, each of which share voting and dispositive power with respect to 223,399 shares held by one or more private funds. The business address of such parties is 17 State Street, Suite 2130, New York, New York 10004.

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

We entered into an Administrative Services Agreement pursuant to which we are obligated to pay an affiliate of our sponsor a total of $10,000 per month, for up to 36 months, for office space, utilities, administrative and support services, which amounts have been accruing since our Initial Public Offering and are included in accounts payable and accrued expenses on our balance sheet. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 36 months, an affiliate of our sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 under the Working Capital Loans. The Working Capital Loan bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On April 24, 2023, the Company and Sponsor agreed to amend the Working Capital Loans to permit additional borrowings up to $3,000,000. On April 24, 2023, the Company effected a drawdown of $1,000,000 under the Working Capital Loans. On July 13, 2023, the Company effected a drawdown of $500,000 under the Working Capital Loans. As of December 31, 2023 and December 31, 2022, the outstanding balance on the Working Capital Loans was $3,000,000 and $1,500,000, respectively, which is included in Note payable - Sponsor on the Company's balance sheets. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2022 totaled $163,800 and $99,525, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and December 31, 2022.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2023 and December 31, 2022.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2023 and December 31, 2022.

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

10.14

Indemnity Agreement, dated May 13, 2021, between the Registrant and Dominique Mielle (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.15

Administrative Services Agreement, dated May 13, 2021, by and between the Registrant and an affiliate of Osiris Sponsor, LLC (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

10.16

Forward Purchase Agreement, dated May 13, 2021, by and between the Registrant and an affiliate of Osiris Sponsor, LLC (incorporated by reference to the Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on May 18, 2021).

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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Recovery of Erroneously Awarded Incentive-Based Compensation Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 5th day of April, 2024.

OSIRIS ACQUISITION CORP.

By:	/s/ Benjamin E. Black
Name:	Benjamin E. Black
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Benjamin E. Black	Chief Executive Officer,	April 5, 2024
Benjamin E. Black	and Director
(Principal Executive Officer)

/s/ Benjamin Fader-Rattner	President and Director	April 5, 2024
Benjamin Fader-Rattner

/s/ Brad Bisca	Chief Financial Officer	April 5, 2024
Brad Bisca	and Secretary (Principal Financial Officer)

/s/ Michael Abt	Chairman of Board of Directors	April 5, 2024
Michael Abt

/s/ Omar Johnson	Director	April 5, 2024
Omar Johnson

/s/ Makan Delrahim	Director	April 5, 2024
Makan Delrahim

/s/ Jennifer DeCasper	Director	April 5, 2024
Jennifer DeCasper

/s/ Dominique Mielle	Director	April 5, 2024
Dominique Mielle

/s/ Asad Hussaini	Director	April 5, 2024
Asad Hussaini

OSIRIS ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Osiris Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Osiris Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, If the Company is unable to raise additional funds to alleviate liquidity needs or complete a business combination by May 18, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company's auditor since 2020.

/s/ WithumSmith+Brown, PC

New York, New York

April 5, 2024

PCAOB ID Number 100

OSIRIS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$119,920	$563,707
Cash – restricted	—	700,000
Prepaid expenses	89,302	207,596
Due from Sponsor	59	59
Total current assets	209,281	1,471,362
Cash and investments held in Trust Account	32,964,329	31,685,865
Total assets	$33,173,610	$33,157,227
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,257,648	$1,780,730
Accrued offering costs	431,000	431,000
Note payable – Sponsor	3,000,000	1,500,000
Total current liabilities	4,688,648	3,711,730
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	3,072,185	1,459,534
Derivative warrant liabilities	543,000	724,000
Total liabilities	16,353,833	13,945,264
Commitments and contingencies
Class A common stock subject to possible redemption (3,103,541 shares at approximately $10.63 and $10.03 per share redemption value as of December 31, 2023 and December 31, 2022, respectively)	32,983,301	32,285,865

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued or outstanding December 31, 2023 and December 31, 2022 (excluding 3,103,541 shares subject to possible redemption at December 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,164,099)	(13,074,477)
Total stockholders’ deficit	(16,163,524)	(13,073,902)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$33,173,610	$33,157,227

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
EXPENSES
Administrative fee – related party	$120,000	$120,000
General and administrative	1,651,876	3,183,458
TOTAL EXPENSES	1,771,876	3,303,458

OTHER INCOME (EXPENSES)
Interest earned on cash held in Trust Account	973,849	2,885,369
Change in fair value of derivative warrant liabilities and forward purchase liability	(1,431,651)	7,909,486
TOTAL OTHER INCOME (EXPENSES) - NET	(457,802)	10,794,855

INCOME (LOSS) BEFORE INCOME TAXES	(2,229,678)	7,491,397
Income tax provision	(162,508)	(530,639)
Net income (loss)	$(2,392,186)	$6,960,758

Weighted average number of shares of Class A common stock outstanding, basic and diluted	3,103,541	22,836,467
Basic and diluted net income (loss) per share of Class A common stock	$(0.27)	$0.24

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.27)	$0.24

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year ended December 31, 2023

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(13,074,477)	$(13,073,902)
Accretion of Class A common stock to redemption value	—	—	—	(697,436)	(697,436)
Net loss	—	—	—	(2,392,186)	(2,392,186)
Balance as of December 31, 2023	5,750,000	$575	$—	$(16,164,099)	$(16,163,524)

For the Year ended December 31, 2022

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(18,146,955)	$(18,146,380)
Accretion of Class A common stock to redemption value	—	—	—	(1,888,280)	(1,888,280)
Net income	—	—	—	6,960,758	6,960,758
Balance as of December 31, 2022	5,750,000	$575	$—	$(13,074,477)	$(13,073,902)

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(2,392,186)	$6,960,758
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in trust account	(973,849)	(2,885,369)
Change in fair value of derivative liabilities	(181,000)	(9,459,520)
Change in fair value of forward purchase liability	1,612,651	1,550,034
Changes in operating assets and liabilities:
Prepaid expenses	118,294	251,979
Accounts payable and accrued expenses	(523,082)	1,067,956
Net Cash Used in Operating Activities	(2,339,172)	(2,514,162)

Cash Flows From Investing Activities:
Cash deposited into trust account	(459,710)	—
Cash withdrawn from trust account for redemptions	—	199,602,422
Cash withdrawn from trust account to pay taxes	155,095	1,638,019
Net Cash Provided by (Used in) Investing Activities	(304,615)	201,240,441

Cash Flows From Financing Activities:
Proceeds from Sponsor note payable	1,500,000	1,900,000
Redemption of Class A stock	—	(199,602,415)
Repayment of Sponsor note payable	—	(400,000)
Net Cash Provided By (Used In) Financing Activities	1,500,000	(198,102,415)

Net change in cash and cash – restricted	(1,143,787)	623,864
Cash and Cash – Restricted at beginning of period	1,263,707	639,843
Cash and Cash – Restricted at end of period	$119,920	$1,263,707

Cash	$119,920	$563,707
Cash – Restricted	—	700,000
Total	$119,920	$1,263,707

Supplemental Cash Disclosures:
Cash paid for income taxes	$710,000	—

See accompanying notes to these financial statements.

OSIRIS ACQUISITION CORP.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

On May 18, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares” and the “Public Warrants,” respectively), generating gross proceeds of $230,000,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 6,600,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor (as defined below). Upon the closing of the Initial Public Offering and the private placement, $230,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

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

During the year ended December 31, 2023, $155,095 was withdrawn from the Trust Account to pay taxes and $459,710 was repaid to the Trust Account. During the year ended December 31, 2022, $1,638,019 was withdrawn from the Trust Account to pay taxes and $199,602,422 was withdrawn from the Trust Account for redemptions of Public Shares. As of December 31, 2022 the Company moved all Trust Account assets in to a demand deposit account.

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

In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $199,602,422 (approximately $10.03 per share) was removed from the Company’s Trust Account to pay such holders, representing 86.5% of the public shares. 13.5% of the public shares issued in our IPO remain outstanding.

Following the meeting, on December 14, 2022, the company’s board of directors waived the condition to the Extension Amendment Proposal providing that no more than $75 million of redemptions occur.

Going Concern Considerations, Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 5) to address its liquidity needs. As of December 31, 2023, the Company had a working capital deficit of approximately $4.6 million and cash of approximately $0.1 million. If unable to complete a business combination by May 18, 2024, the Company is required to liquidate. The liquidity condition as well as the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheets, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and forward purchase agreement. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

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

Cash and investments Held in Trust Account

At December 31, 2023 and December 31, 2022, the Company had approximately $33.0 million and $31.7 million, respectively, in cash and investments held in the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2023 and December 31, 2022, the Class A common stock subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2022	$230,000,000
Redemption of Class A common stock	(199,602,415)
Change in remeasurement in carrying value to redemption value	1,888,280
Class A common stock subject to possible redemption, December 31, 2022	32,285,865
Change in remeasurement in carrying value to redemption value	697,436
Class A common stock subject to possible redemption, December 31, 2023	$32,983,301

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Except for the IPO warrants and private placement warrants above, as of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic diluted net income per common stock (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss)	$(838,562)	$(1,553,624)	$5,560,642	$1,400,116
Denominator: Basic and diluted weighted average shares outstanding	3,103,541	5,750,000	22,836,467	5,750,000
Basic and diluted net income (loss) per share of common stock	$(0.27)	$(0.27)	0.24	$0.24

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as a liability. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (May 18, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date. The Company has determined the Warrants and the Forward Purchase Agreement are derivative instruments. As the Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

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

As of December 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. See Note 9 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 for such expenses under the administrative services agreement for the years ended December 31, 2023 and 2022, respectively. $285,000 and $195,000 were outstanding as of December 31, 2023 and December 31, 2022, respectively, and is included in accounts payable and accrued expenses on the Company’s balance sheets.

Advances from Related Party

During the year ended December 31, 2021, the Company paid an affiliate of the Sponsor for certain operating costs totaling $5,420 on behalf of the Sponsor. The Sponsor repaid the Company $5,361 in October 2021. During the year ended December 31, 2022, the Company did not pay any expenses on behalf of the Sponsor. As of December 31, 2023 and December 31, 2022, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and December 31, 2022, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with an Initial Business Combination may be converted upon consummation of an Initial Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 under the Working Capital Loans. The Working Capital Loan bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On April 24, 2023, the Company and Sponsor agreed to amend the Working Capital Loans to permit additional borrowings up to $3,000,000. On April 24, 2023, the Company effected a drawdown of $1,000,000 under the Working Capital Loans. On July 13, 2023, the Company effected a drawdown of $500,000 under the Working Capital Loans. As of December 31, 2023 and December 31, 2022, the outstanding balance on the Working Capital Loans was $3,000,000 and $1,500,000, respectively, which is included in Note payable - Sponsor on the accompanying balance sheets.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

The Company classifies the Forward Purchase agreement as an asset or liability, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined initially by the Monte Carlo simulation. As of December 31, 2023 and December 31, 2022, the forward purchase units were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. This asset is subject to re-measurement at each balance sheet date. With each such re-measurement, the asset will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification.

NOTE 7.    STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock —  The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 3,103,541, respectively, shares of the Class A Common Stock issued and outstanding all of which were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock —  The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

The Company accounts for the 18,100,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re- measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9.    FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and December 31, 2022, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description:	Level	2023	2022
Liabilities:
Warrant liability - Private Placement Warrants	2	$198,000	$264,000
Warrant liability - Public Warrants	2	$345,000	$460,000
Forward Purchase Liability	3	$3,072,185	$1,459,534

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of December 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant. Due to low trading activity during the year ended December 31, 2022, the Public Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 1 where they were classified at December 31, 2021. As of December 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 on the Fair Value Hierarchy. As of December 31, 2023 and 2022 the Private Placements Warrants were valued based on the fair value of the Public Warrants. As such, the Private Placement Warrants were transferred to Level 2 on the Fair Value Hierarchy from Level 3 where they were classified at December 31, 2021. As of December 31, 2023 and December 31, 2022, the forward purchase units were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of December 31, 2023 and December 31, 2022, the forward purchase agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The Public Warrants, Private Placement Warrants and the forward purchase units were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities and the forward purchase units are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative instruments in the statements of operations.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2023 and 2022.

Fair Value
Measurement
Using Level 3
Forward purchase asset (liability)	Inputs Total
Balance, December 31, 2021	$90,500
Change in fair value of forward purchase asset/liability	(1,550,034)
Balance, December 31, 2022	(1,459,534)
Change in fair value of forward purchase asset/liability	(1,612,651)
Balance, December 31, 2023	$(3,072,185)

At December 31, 2023 and December 31, 2022, the fair value of the derivative feature of the forward purchase agreement was calculated using the following assumptions:

	December 31, 2023		December 31, 2022
Risk-free interest rate	3.85%		4.75%
Stock price	$10.40		$9.95
Expected life of grants	0.38	years	0.69	years
Exercise price	3.0%		$10.00
Expected dividends	0%		0%

As of December 31, 2023, the forward purchase liability was $3,072,185. As of December 31, 2022, the forward purchase liability was $1,459,534. As of December 31, 2023 and December 31, 2022, the warrant liability was $543,000 and $724,000, respectively. In addition, for the years ended December 31, 2023 and 2022, the Company recorded a loss of $1,431,651 and a gain of $7,909,486 on the change in fair value of the derivative instruments on the statements of operations, respectively.

NOTE 10. INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset
Net operating loss	$—	$—
Startup/organizational costs	1,154,147	824,053
Total deferred tax asset	1,154,147	824,053
Valuation Allowance	(1,154,147)	(824,053)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following for the years ended December 31, 2023 and 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Federal
Current	$162,508	$530,639
Deferred	330,094	618,438
State and Local:
Current	—	—
Deferred	—	—
Change in valuation allowance	(330,094)	(618,438)
Income tax provision	$162,508	$530,639

The Company’s net operating loss carryforward as of December 31, 2023 and 2022 amounted to $0 and $0.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $330,094 and $618,438.

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.00%
Change in fair value of derivatives	(13.5)%	(22.2)%
Change in valuation allowance	14.8%	8.3%
Income tax provision	7.3%	7.1%

NOTE 11.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements.