Form 10-Q
period 2024-03-31
Osiris Acquisition Corp.
filed 2024-05-20
CIK 1832136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 14, 2024, there were 3,103,541 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OSIRIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OSIRIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$93,140	$119,920
Prepaid expenses	84,603	89,302
Due from Sponsor	59	59
Total current assets	177,802	209,281
Cash held in Trust Account	33,183,479	32,964,329
Total assets	$33,361,281	$33,173,610
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,600,922	$1,257,648
Accrued offering costs	431,000	431,000
Note payable – Sponsor	3,000,000	3,000,000
Total current liabilities	5,031,922	4,688,648
Deferred underwriting compensation	8,050,000	8,050,000
Forward purchase liability	3,431,571	3,072,185
Derivative warrant liabilities	579,200	543,000
Total liabilities	17,092,693	16,353,833
Commitments and contingencies
Class A common stock subject to possible redemption (3,103,541 shares at approximately $10.65 and $10.63 per share redemption value as of March 31, 2024 and December 31, 2023, respectively)	33,062,512	32,983,301

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 540,000,000 shares authorized, none issued or outstanding March 31, 2024 and December 31, 2023 (excluding 3,103,541 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,794,499)	(16,164,099)
Total stockholders’ deficit	(16,793,924)	(16,163,524)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$33,361,281	$33,173,610

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
EXPENSES
Administrative fee - related party	$30,000	$30,000
General and administrative	340,909	329,580
TOTAL EXPENSES	370,909	359,580

OTHER INCOME (EXPENSES)
Interest earned on cash held in Trust Account	259,248	119,624
Change in fair value of derivative warrant liabilities and forward purchase asset/liability	(395,586)	(1,411,856)
TOTAL OTHER INCOME (EXPENSES) - NET	(136,338)	(1,292,232)

LOSS BEFORE INCOME TAXES	(507,247)	(1,651,812)
Income taxes	(43,942)	(14,621)
Net loss	$(551,189)	$(1,666,433)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	3,103,541	3,103,541
Basic and diluted net loss per share of Class A common stock	$(0.06)	$(0.19)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net loss per share of Class B common stock	$(0.06)	$(0.19)

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2024

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	5,750,000	$575	$—	$(16,164,099)	$(16,163,524)
Accretion of Class A common stock to redemption value	—	—	—	(79,211)	(79,211)
Net loss	—	—	—	(551,189)	(551,189)
March 31, 2024	5,750,000	$575	$—	$(16,794,499)	$(16,793,924)

For the three months ended March 31, 2023

	Class B		Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(13,074,477)	$(13,073,902)
Accretion of Class A common stock to redemption value	—	—	—	(119,624)	(119,624)
Net loss	—	—	—	(1,666,433)	(1,666,433)
March 31, 2023	5,750,000	$575	$—	$(14,860,534)	$(14,859,959)

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(551,189)	$(1,666,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(259,248)	(119,624)
Change in fair value of derivative liabilities	36,200	1,453,430
Change in fair value of forward purchase liability	359,386	(41,574)
Changes in operating assets and liabilities:
Prepaid expenses	4,699	102,981
Accounts payable and accrued expenses	343,274	228,797
Net Cash Used in Operating Activities	(66,878)	(42,423)

Cash Flows From Investing Activities:
Cash withdrawn from the Trust to pay taxes	40,098	—
Net Cash Provided by Investing Activities	40,098	—

Net change in cash	(26,780)	(42,423)
Cash and cash – restricted at beginning of period	119,920	1,263,707
Cash and cash – restricted at end of period	$93,140	$1,221,284
Supplemental Cash Disclosures:
Cash paid for income taxes	$40,098	$—

See accompanying notes to these unaudited condensed financial statements.

OSIRIS ACQUISITION CORP.

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s sponsor is Osiris Sponsor, LLC., a Delaware limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $230,000,000 initial public offering of Units and the $6,600,000 private placement (Note 4).

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

The Company has 36 months from the closing of the Initial Public Offering to complete an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

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

The Company will have to complete an Initial Business Combination within the Combination Period. If the Company has not completed an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

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

Extension and Redemptions

On December 14, 2022, the Company held a meeting, where its stockholders approved the Extension Amendment Proposal to extend the date by which the company must consummate its Initial Business Combination from May 18, 2023 to May 18, 2024, or such earlier date as determined by the Board.

In connection with the vote to approve the Extension Amendment Proposal, stockholders holding 19,896,459 shares of the company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $199,602,422 (approximately $10.03 per share) was removed from the Company’s Trust Account to pay such holders, representing 86.5% of the public shares. 13.5% of the public shares issued in the Company’s IPO remain outstanding.

Following the meeting, on December 14, 2022, the Board waived the condition to the Extension Amendment Proposal providing that no more than $75 million of redemptions occur.

Going Concern Considerations, Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 5) to address its liquidity needs. As of March 31, 2024, the Company had a working capital deficit of approximately $4.9 million and cash of approximately $0.1 million. If unable to complete a business combination by May 18, 2024, the Company is required to liquidate. The liquidity condition as well as the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of the expected liquidation.

Subsequent to March 31, 2024, management determined that the Company will not be able to consummate an Initial Business Combination by May 18, 2024, and pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Board has determined to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares in consideration of a per share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest (net of amounts withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law.

Each Unit then outstanding will be separated into one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant of the Company (each whole redeemable warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price that is expected to be approximately $10.68 (before taking into account the removal of a portion of the accrued interest in the trust account to pay taxes and $100,000 for dissolution expenses), subject to adjustment. It is currently expected that holders of the shares of the Class A Common Stock outstanding at the close of business on May 30, 2024 will receive their pro rata portion of funds (net of amounts withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses) from the Trust Account of the Company on or about May 30, 2024. The Company’s Sponsor waived its liquidation rights with respect to its outstanding common stock issued prior to the Company’s Initial Public Offering. There will be no liquidating distributions with respect to the Company’s Warrants. The Company expects that the last day of trading of the Company’s shares of Class A Common Stock, Warrants and Units (collectively, the “Listed Securities”) on the New York Stock Exchange (the “NYSE”) will be May 17, 2024. The Company expects that the NYSE will thereafter file with the SEC a Form 25 Notification of Removal from Listing and/or Registration (“Form 25”) to delist and deregister the Company’s Listed Securities under Section 12(b) of the Exchange Act. As a result, the Listed Securities will no longer be listed on the NYSE. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Listed Securities.

In order to provide for the disbursement of funds from the Company’s Trust Account, the Company will instruct Continental Stock Transfer & Trust Company, as trustee, to take all necessary actions to liquidate the securities held in the Trust Account. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of taxes payable, will be held in a trust operating account while awaiting disbursement to the holders of the Class A Common Stock (the “Redemption Amount”). All other costs and expenses associated with implementing the Company’s plan of dissolution will be funded from proceeds held outside of the Trust Account. The Company anticipates that (i) its shares of the Class A Common Stock, as well as its publicly traded Units and Warrants, will cease trading as of the close of business on May 17, 2024 and (ii) the Redemption Amount will be paid on or about May 30, 2024, to holders of the shares of the Class A Common Stock outstanding at the close of business on May 30, 2024, without any required action on their part, at which point such shares shall be deemed canceled and will represent only the right to receive the Redemption Amount. Following such redemption, the shares of the Class A Common Stock will no longer be outstanding and the Company’s Warrants will expire in accordance with their terms upon the liquidation of the Company. Beneficial owners of the shares of the Class A Common Stock held in “street name,” will not need to take any action in order to receive their pro rata portion of the Redemption Amount. Holders of registered shares of the Class A Common Stock will need to present their respective shares of the Class A Common Stock to the Company’s transfer agent, Continental Stock Transfer & Trust Company, to receive their pro rata portion of the Redemption Amount.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K including the audited financial statements as of and for the year ended December 31, 2023 filed with the SEC on April 8, 2024. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash Held in Trust Account

At March 31, 2024 and December 31, 2023, the Company had approximately $33.2 million and $33.0 million, respectively, in cash held in the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At March 31, 2024 and December 31, 2023, the Class A common stock subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$32,285,865
Change in remeasurement in carrying value to redemption value	119,624
Class A common stock subject to possible redemption, March 31, 2023	32,405,489
Change in remeasurement in carrying value to redemption value	58,635
Class A common stock subject to possible redemption, June 30, 2023	32,464,124
Change in remeasurement in carrying value to redemption value	285,630
Class A common stock subject to possible redemption, September 30, 2023	32,722,754
Change in remeasurement in carrying value to redemption value	260,547
Class A common stock subject to possible redemption, December 31, 2023	32,983,301
Change in remeasurement in carrying value to redemption value	79,211
Class A common stock subject to possible redemption, March 31, 2024	$33,062,512

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

Net Loss per Share of Common Stock

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. Except for the IPO warrants and private placement warrants above, for the three months ended March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic diluted net loss per common stock (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2023
	Class A	Class B	Class A	Class B
Numerator: Basic and diluted net loss per share of common stock
Allocation of net loss	$(193,215)	$(357,974)	$(584,155)	$(1,082,278)
Denominator: Basic and diluted weighted average shares outstanding	3,103,541	5,750,000	3,103,541	5,750,000
Basic and diluted net loss per share of common stock	$(0.06)	$(0.06)	$(0.19)	$(0.19)

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

As of March 31, 2024 and December 31, 2023, the carrying values of cash, prepaid expenses, accounts payable and accrued offering costs, advances from related parties and notes payable approximate their fair values primarily due to the short-term nature of the instruments. See Note 9 for discussion of the fair value of the forward purchase asset and derivative warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.    INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $230,000,000. Each Unit consists of one share of the Company’s Class A Common Stock, and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 for such expenses under the administrative services agreement for the three months ended March 31, 2024 and 2023, respectively. $315,000 and $285,000 were outstanding as of March 31, 2024 and December 31, 2023, respectively, and is included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Advances from Related Party

During the year ended December 31, 2021, the Company paid an affiliate of the Sponsor for certain operating costs totaling $5,420 on behalf of the Sponsor. The Sponsor repaid the Company $5,361 in October 2021. During the year ended December 31, 2022, the Company did not pay any expenses on behalf of the Sponsor. As of March 31, 2024 and December 31, 2023, there is $59 due from the Sponsor.

Related Party Loans

On December 5, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there was no balance outstanding under the Promissory Note. The Company no longer has access to funds under the note since it expired upon closing of the Initial Public Offering.

In order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes and any other loans made by the Sponsor or its affiliates (including the loans made to effectuate extensions as described below), the Company’s officers and directors, or the Company’s and their affiliates prior to or in connection with an Initial Business Combination may be converted upon consummation of an Initial Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On April 12, 2022, the Sponsor agreed to loan the Company an aggregate of up to $1,600,000 under the Working Capital Loans. The Working Capital Loan bears interest at a rate of 0.96% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. On April 24, 2023, the Company and Sponsor agreed to amend the Working Capital Loans to permit additional borrowings up to $3,000,000. On April 24, 2023, the Company effected a drawdown of $1,000,000 under the Working Capital Loans. On July 13, 2023, the Company effected a drawdown of $500,000 under the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the outstanding balance on the Working Capital Loans was $3,000,000, which is included in Note payable - Sponsor on the accompanying balance sheets.

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

NOTE 7.    STOCKHOLDERS’ DEFICIT

Preferred Stock  — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock  — The Company is authorized to issue 540,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 3,103,541, respectively, shares of the Class A Common Stock issued and outstanding all of which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.At March 31, 2024 and December 31, 2023, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the Fair Value Hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description:	Level	2024	2023
Liabilities:
Warrant liability - Private Placement Warrants	2	$211,200	$198,000
Warrant liability - Public Warrants	2	$368,000	$345,000
Forward Purchase Liability	3	$3,431,571	$3,072,185

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The Public Warrants are classified as Level 2 due to limited trading activity. As of March 31, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 on the Fair Value Hierarchy. As of March 31, 2024 and December 31, 2023 the Private Placements Warrants were valued based on the fair value of the Public Warrants. As of March 31, 2024 and December 31, 2023, the forward purchase units were valued using a valuation method which considers the reconstructed unit price (the total fair value of common stock and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of March 31, 2024 and December 31, 2023, the forward purchase agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three nine months ended March 31, 2024.

Fair Value
Measurement
Using Level 3
Forward purchase liability	Inputs Total
Balance, December 31, 2023	$(3,072,185)
Change in fair value of forward purchase liability	(359,386)
Balance, March 31, 2024	$(3,431,571)

Fair Value
Measurement
Using Level 3
Forward purchase liability	Inputs Total
Balance, December 31, 2022	$(1,459,534)
Change in fair value of forward purchase liability	41,574
Balance, March 31, 2023	$(1,417,960)

At March 31, 2024 and December 31, 2023, the fair value of the derivative feature of the forward purchase agreement was calculated using the following assumptions:

	March 31, 2024		December 31, 2023
Risk-free interest rate	4.21%		3.85%
Stock price	$10.60		$10.40
Expected life of grants	0.13	years	0.38	years
Exercise price	10.00		$10.00
Expected dividends	0%		0%

In addition, for the three months ended March 31, 2024 and 2023, the Company recorded a loss of $395,586 and a loss of $1,411,856 on the change in fair value of the derivative instruments on the statements of operations, respectively.

NOTE 10.    SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

On May 10, 2024, the Company announced that it will not be able to consummate an Initial Business Combination by May 18, 2024. Accordingly, promptly after May 18, 2024, the Company intends to liquidate in accordance with the provisions of its Second Amended and Restated Certificate of Incorporation.

Each Unit then outstanding will be separated into one share of Class A Common Stock and one-half of a Warrant to purchase shares of Class A Common Stock. It is currently expected that holders of the shares of the Class A Common Stock outstanding at the close of business on May 30, 2024 will receive their pro rata portion of funds (net of amounts withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses) from the Trust Account of the Company on or about May 30, 2024. The Company’s Sponsor waived its liquidation rights with respect to its outstanding common stock issued prior to the Company’s initial public offering. There will be no liquidating distributions with respect to the Company’s Warrants. The Company expects that the last day of trading of the Company’s shares of Class A Common Stock, Warrants and Units on the New York Stock Exchange will be May 17, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2024 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Liquidation, Dissolution and Winding up of the Company and Redemption to Holders of Class A

After March 31, 2024, management has determined that the Company will not be able to consummate an Initial Business Combination by May 18, 2024, and pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Board has determined to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares in consideration of a per share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest (net of amounts withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law.

Each Unit then outstanding will be separated into one share of the Company’s Class A Common Stock and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price that is expected to be approximately $10.68 (before taking into account the removal of a portion of the accrued interest in the trust account to pay taxes and $100,000 for dissolution expenses), subject to adjustment. It is currently expected that holders of the shares of the Class A Common Stock outstanding at the close of business on May 30, 2024 will receive their pro rata portion of funds (net of amounts withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses) from the Trust Account of the Company on or about May 30, 2024. The Company’s Sponsor waived its liquidation rights with respect to its outstanding common stock issued prior to the Company’s Initial Public Offering. There will be no liquidating distributions with respect to the Company’s Warrants. The Company expects that the last day of trading of the Company’s shares Listed Securities on the NYSE will be May 17, 2024. The Company expects that the NYSE will thereafter file with the SEC a Form 25 to delist and deregister the Company’s Listed Securities under Section 12(b) of the Exchange Act. As a result, the Listed Securities will no longer be listed on the NYSE. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Listed Securities.

In order to provide for the disbursement of funds from the Company’s Trust Account, the Company will instruct Continental Stock Transfer & Trust Company, as trustee, to take all necessary actions to liquidate the securities held in the Trust Account. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of taxes payable, will be held in a trust operating account while awaiting the Redemption Amount. All other costs and expenses associated with implementing the Company’s plan of dissolution will be funded from proceeds held outside of the Trust Account. The Company anticipates that (i) its shares of the Class A Common Stock, as well as its publicly traded Units and Warrants, will cease trading as of the close of business on May 17, 2024 and (ii) the Redemption Amount will be paid on or about May 30, 2024, to holders of the shares of the Class A Common Stock outstanding at the close of business on May 30, 2024, without any required action on their part, at which point such shares shall be deemed canceled and will represent only the right to receive the Redemption Amount. Following such redemption, the shares of the Class A Common Stock will no longer be outstanding and the Company’s Warrants will expire in accordance with their terms upon the liquidation of the Company. Beneficial owners of the shares of the Class A Common Stock held in “street name,” will not need to take any action in order to receive their pro rata portion of the Redemption Amount. Holders of registered shares of the Class A Common Stock will need to present their respective shares of the Class A Common Stock to the Company’s transfer agent, Continental Stock Transfer & Trust Company, to receive their pro rata portion of the Redemption Amount.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2024 were organizational activities and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we have a net loss of $551,189 which is comprised of the change in the fair value of derivative instruments of $395,586, operating costs of $370,909 and income taxes of $43,942, partially offset by interest earned on assets held in the Trust Account of $259,248.

For the three months ended March 31, 2023, we have a net loss of $1,666,433 which is comprised the change in the fair value of derivative instruments of $1,411,856, operating costs of $359,580 and income taxes of $14,621, partially offset by interest earned on assets held in the Trust Account of $119,624.

Liquidity and Capital Resources

There is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. However, management may be able to draw down on the Related Party Loans (see Note 5) to address its liquidity needs. As of March 31, 2024, we had a working capital deficit of approximately $5.1 million and cash of approximately $0.1 million. If unable to complete a business combination by May 18, 2024, we are required to liquidate. The liquidity condition as well as the mandatory liquidation raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the our plans to raise additional capital (to the extent ultimately necessary) will be successful. The financial statements do not include any adjustments that might result from the outcome of this liquidation.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account and as of March 31, 2024, we had $0.1 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $13,707,892 in transaction costs, including $4,600,000 of underwriters’ discount paid, $8,050,000 of deferred underwriting commissions and $1,067,892 of other fees.

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

For the three months ended March 31, 2024, cash used in operating activities was $66,878. Interest earned on cash held in the Trust Account of $259,248, the change in fair value of derivative instruments of $395,586 and changes in operating assets and liabilities, which provided $347,973 of cash from operating activities, contributed to net loss of $551,189.

For the three months ended March 31, 2024, cash provided by investing activities was $40,098, which was cash withdrawn from the Trust Account to pay of taxes.

As of March 31, 2024, we had cash held in the Trust Account of $33,183,479. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $93,140 and $119,920, respectively, outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, are currently invested in cash.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective due to the events that led to the Company’s delinquent filing for the year ended December 31, 2023 and as relates to the accounting for non-recurring transactions, specifically, the calculation of Class A common stock subject to possible redemption, which also impacted stockholders’ deficit, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which are material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2024.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Osiris Acquisition Corp.(1)
3.2	Amendment, dated December 15, 2022, to Second Amended and Restated Certificate of Incorporation (3).
3.3	Bylaws (2).
4.1	Form of Specimen Unit Certificate.(2)
4.2	Form of Specimen Class A Common Stock Certificate.(2)
4.3	Form of Specimen Warrant Certificate.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on April 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS ACQUISITION CORP.

Date: May 20, 2024	By:	/s/ Benjamin E. Black
	Name:	Benjamin E. Black
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Brad Bisca
	Name:	Brad Bisca
	Title:	Chief Financial Officer (Principal Financial Officer)